Form 10-Q
period 2018-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2018-11-05
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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
At October 26, 2018, the Company had 8,714,431 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) September 30, 2018	(*) December 31, 2017
Cash and due from banks	$32,688	$28,594
Interest-bearing deposits in other banks	37,355	23,883

Equity securities, at fair value	2,087	—
Securities available for sale, at fair value	295,777	321,337
Restricted stock, at cost	5,239	6,110
Loans held for sale	1,934	1,639

Loans, net of unearned income	1,331,153	1,336,125
Less allowance for loan losses	(13,588)	(13,603)
Net loans	1,317,565	1,322,522

Premises and equipment, net	25,690	25,901
Other real estate owned, net of valuation allowance of $113 in 2018 and $147 in 2017	916	1,225
Goodwill	43,872	43,872
Core deposit intangibles, net	981	1,191
Bank owned life insurance	18,785	18,460
Accrued interest receivable and other assets	23,602	21,344
Total assets	$1,806,491	$1,816,078

Liabilities
Demand deposits -- noninterest bearing	$420,486	$394,344
Demand deposits -- interest bearing	230,984	226,914
Money market deposits	362,575	403,024
Savings deposits	135,702	126,786
Time deposits	373,360	383,658
Total deposits	1,523,107	1,534,726

Short-term borrowings:
Customer repurchase agreements	29,104	10,726
Other short-term borrowings	—	24,000
Junior subordinated debt	27,902	27,826
Accrued interest payable and other liabilities	10,312	10,083
Total liabilities	1,590,425	1,607,361

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,714,431 shares outstanding at September 30, 2018 and 8,650,547 shares outstanding at December 31, 2017	8,661	8,604
Capital in excess of par value	77,842	76,179
Retained earnings	138,715	127,010
Accumulated other comprehensive loss, net	(9,152)	(3,076)
Total shareholders' equity	216,066	208,717
Total liabilities and shareholders' equity	$1,806,491	$1,816,078
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and Dividend Income:
Interest and fees on loans	$15,062	$14,394	$44,485	$40,850
Interest and dividends on securities:
Taxable	1,568	1,108	4,432	3,395
Tax-exempt	362	460	1,204	1,604
Dividends	82	77	240	240
Other interest income	143	235	516	469
Total interest and dividend income	17,217	16,274	50,877	46,558
Interest Expense:
Interest on deposits	2,048	1,529	5,746	4,081
Interest on short-term borrowings	29	52	41	94
Interest on long-term borrowings	—	82	—	243
Interest on junior subordinated debt	389	273	1,008	756
Total interest expense	2,466	1,936	6,795	5,174
Net Interest Income	14,751	14,338	44,082	41,384
Provision for (recovery of) Loan Losses	(23)	440	(97)	1,090
Net Interest Income After Provision for Loan Losses	14,774	13,898	44,179	40,294
Noninterest Income:
Trust fees	1,001	1,098	2,875	2,918
Service charges on deposit accounts	605	622	1,809	1,818
Other fees and commissions	656	618	1,977	1,852
Mortgage banking income	551	612	1,492	1,603
Securities gains (losses), net	(17)	—	393	590
Brokerage fees	172	219	603	603
Income from Small Business Investment Companies	150	86	476	118
Gains on premises and equipment, net	63	337	66	337
Other	199	212	585	584
Total noninterest income	3,380	3,804	10,276	10,423
Noninterest Expense:
Salaries	5,285	5,072	15,377	14,604
Employee benefits	1,036	1,048	3,322	3,229
Occupancy and equipment	1,069	1,151	3,297	3,367
FDIC assessment	134	138	412	401
Bank franchise tax	291	276	863	795
Core deposit intangible amortization	56	80	210	448
Data processing	420	475	1,309	1,464
Software	307	303	966	853
Other real estate owned, net	46	62	101	173
Other	2,260	2,105	6,751	6,528
Total noninterest expense	10,904	10,710	32,608	31,862
Income Before Income Taxes	7,250	6,992	21,847	18,855
Income Taxes	1,465	2,205	4,270	5,726
Net Income	$5,785	$4,787	$17,577	$13,129

Net Income Per Common Share:
Basic	$0.66	$0.55	$2.02	$1.52
Diluted	$0.66	$0.55	$2.02	$1.52
Average Common Shares Outstanding:
Basic	8,712,443	8,644,310	8,691,423	8,639,433
Diluted	8,718,918	8,663,246	8,703,662	8,657,891
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2018	2017
Net income	$5,785	$4,787

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(1,965)	296
Tax effect	440	(104)

Reclassification adjustment for gains on sales of securities	(73)	—
Tax effect	16	—

Unrealized gains on cash flow hedges	438	—
Tax effect	(98)	—

Other comprehensive income (loss)	(1,242)	192

Comprehensive income	$4,543	$4,979
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Net income	$17,577	$13,129

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(7,145)	2,186
Tax effect	1,626	(765)

Reclassification adjustment for gains on sales of securities	(81)	(590)
Tax effect	18	207

Unrealized gains on cash flow hedges	201	—
Tax effect	(45)	—

Other comprehensive income (loss)	(5,426)	1,038

Comprehensive income	$12,151	$14,167
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	13,129	—	13,129

Other comprehensive income	—	—	—	1,038	1,038

Stock options exercised (4,950 shares)	5	109	—	—	114

Vesting of restricted stock (7,086 shares)	7	(7)	—	—	—

Equity based compensation (24,344 shares)	10	765	—	—	775

Cash dividends paid, $0.72 per share	—	—	(6,222)	—	(6,222)

Balance, September 30, 2017	$8,600	$75,943	$126,507	$(836)	$210,214

Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	17,577	—	17,577

Other comprehensive loss	—	—	—	(5,426)	(5,426)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (35,310 shares)	35	826	—	—	861

Vesting of restricted stock (10,718 shares)	11	(11)	—	—	—

Equity based compensation (28,574 shares)	11	848	—	—	859

Cash dividends paid, $0.75 per share	—	—	(6,522)	—	(6,522)

Balance, September 30, 2018	$8,661	$77,842	$138,715	$(9,152)	$216,066
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$17,577	$13,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(97)	1,090
Depreciation	1,366	1,394
Net accretion of acquisition accounting adjustments	(1,002)	(1,586)
Core deposit intangible amortization	210	448
Net amortization of securities	1,262	1,417
Net gain on sale or call of securities available for sale	(81)	(590)
Net unrealized holding gains on equity securities	(312)	—
Gain on sale of loans held for sale	(1,492)	(1,274)
Proceeds from sales of loans held for sale	61,772	67,511
Originations of loans held for sale	(60,575)	(63,627)
Net (gain) loss on other real estate owned	5	(13)
Valuation allowance on other real estate owned	28	86
Net gain on sale of premises and equipment	(66)	(337)
Equity based compensation expense	859	775
Earnings on bank owned life insurance	(325)	(328)
Deferred income tax expense	203	792
Net change in interest receivable	(1)	299
Net change in other assets	(660)	(749)
Net change in interest payable	93	39
Net change in other liabilities	136	(701)
Net cash provided by operating activities	18,900	17,775

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	431	—
Proceeds from sales of securities available for sale	57,607	55,403
Proceeds from maturities, calls and paydowns of securities available for sale	23,561	39,441
Purchases of securities available for sale	(66,221)	(19,778)
Net change in restricted stock	871	715
Net (increase) decrease in loans	5,600	(129,920)
Proceeds from sale of premises and equipment	233	647
Purchases of premises and equipment	(1,322)	(2,188)
Proceeds from sales of other real estate owned	808	387
Net cash provided by (used in) investing activities	21,568	(55,293)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(1,321)	96,371
Net change in time deposits	(10,298)	13,194
Net change in customer repurchase agreements	18,378	4,074
Net change in other short-term borrowings	(24,000)	(20,000)
Common stock dividends paid	(6,522)	(6,222)
Proceeds from exercise of stock options	861	114
Net cash provided by (used in) financing activities	(22,902)	87,531

Net Increase in Cash and Cash Equivalents	17,566	50,013

Cash and Cash Equivalents at Beginning of Period	52,477	53,207
Cash and Cash Equivalents at End of Period	$70,043	$103,220
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases.") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements.") Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company has analyzed all leases currently in place and determined the adoption of ASU 2016-02 (as amended) will not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has implemented and completed a significant amount of a project plan with the assistance of an outside vendor. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation ("PBO") and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation ("ABO") and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that ASU 2018-14 will have on its consolidated financial statements.
Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$117,159	$—	$4,991	$112,168
Mortgage-backed and CMOs	104,595	121	3,554	101,162
State and municipal	75,929	287	928	75,288
Corporate	7,151	30	22	7,159
Total securities available for sale	$304,834	$438	$9,495	$295,777
The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $2,087,000 at September 30, 2018 and recognized in income $312,000 of unrealized holding gains in the first nine months of 2018. During the nine months ended September 30, 2018, the Company sold $431,000 in equity securities at fair value.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$114,246	$8	$2,127	$112,127
Mortgage-backed and CMOs	106,163	293	1,140	105,316
State and municipal	92,711	1,262	347	93,626
Corporate	7,842	234	14	8,062
Equity securities	1,383	823	—	2,206
Total securities available for sale	$322,345	$2,620	$3,628	$321,337

Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's consolidated balance sheets.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2018 and December 31, 2017 was as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
FRB stock	$3,613	$3,587
FHLB stock	1,626	2,523
Total restricted stock	$5,239	$6,110
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$112,168	$4,991	$34,414	$469	$77,754	$4,522
Mortgage-backed and CMOs	95,154	3,554	36,050	840	59,104	2,714
State and municipal	51,631	928	38,892	407	12,739	521
Corporate	829	22	—	—	829	22
Total	$259,782	$9,495	$109,356	$1,716	$150,426	$7,779
Federal agencies and GSEs: The unrealized losses on the Company's investment in 25 government sponsored entities ("GSE") securities were caused by interest rate increases. Eighteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
Mortgage-backed securities: The unrealized losses on the Company's investment in 71 GSE mortgage-backed securities were caused by interest rate increases. Thirty-nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
Collateralized Mortgage Obligations: The unrealized losses associated with three private GSE collateralized mortgage obligations ("CMO") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

State and municipal securities:  The unrealized losses on 72 state and municipal securities were caused by interest rate increases. Twenty of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. Both of these two securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2018, and no impairment has been recognized.
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
Other-Than-Temporarily-Impaired Securities
As of September 30, 2018 and December 31, 2017, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Realized gains (losses):
Gross realized gains	$237	$342
Gross realized losses	(164)	(261)
Net realized gains	$73	$81
Proceeds from sales of securities	$35,541	$57,607

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains (losses):
Gross realized gains	$—	$605
Gross realized losses	—	(15)
Net realized gains	$—	$590
Proceeds from sales of securities	$—	$55,403

Note 3 – Loans
Loans, excluding loans held for sale, at September 30, 2018 and December 31, 2017, were comprised of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Commercial	$284,176	$251,666
Commercial real estate:
Construction and land development	99,546	123,147
Commercial real estate	632,022	637,701
Residential real estate:
Residential	205,277	209,326
Home equity	104,873	109,857
Consumer	5,259	4,428
Total loans	$1,331,153	$1,336,125
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including FASB Accounting Standards Codification ("ASC") 310-30, included in the consolidated balance sheets at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Outstanding principal balance	$66,544	$79,523
Carrying amount	61,537	73,796
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Outstanding principal balance	$25,285	$27,876
Carrying amount	21,221	23,430
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the nine months ended September 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Balance at January 1	$4,890	$6,103
Accretion	(1,816)	(3,117)
Reclassification from nonaccretable difference	769	1,006
Other changes, net*	715	898
	$4,558	$4,890
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$7	$—	$—	$1,054	$1,061	$283,115	$284,176
Commercial real estate:
Construction and land development	—	—	—	30	30	99,516	99,546
Commercial real estate	45	—	—	215	260	631,762	632,022
Residential:
Residential	69	427	74	795	1,365	203,912	205,277
Home equity	129	—	—	144	273	104,600	104,873
Consumer	15	—	—	—	15	5,244	5,259
Total	$265	$427	$74	$2,238	$3,004	$1,328,149	$1,331,153
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$90	$182	$251,484	$251,666
Commercial real estate:
Construction and land development	—	—	—	36	36	123,111	123,147
Commercial real estate	86	—	280	489	855	636,846	637,701
Residential:
Residential	282	71	79	1,343	1,775	207,551	209,326
Home equity	141	16	—	243	400	109,457	109,857
Consumer	21	5	—	—	26	4,402	4,428
Total	$622	$92	$359	$2,201	$3,274	$1,332,851	$1,336,125

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$32	$32	$—	$48	$4
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	496	492	—	583	29
Residential:
Residential	658	658	—	932	21
Home equity	51	51	—	123	9
Consumer	—	—	—	2	—
	$1,237	$1,233	$—	$1,688	$63
With a related allowance recorded:
Commercial	$1,002	$1,000	$791	$427	$49
Commercial real estate:
Construction and land development*	—	—	—	26	—
Commercial real estate*	—	—	—	23	—
Residential
Residential	176	176	9	384	7
Home equity*	—	—	—	160	1
Consumer*	—	—	—	—	—
	$1,178	$1,176	$800	$1,020	$57
Total:
Commercial	$1,034	$1,032	$791	$475	$53
Commercial real estate:
Construction and land development	—	—	—	26	—
Commercial real estate	496	492	—	606	29
Residential:
Residential	834	834	9	1,316	28
Home equity	51	51	—	283	10
Consumer	—	—	—	2	—
	$2,415	$2,409	$800	$2,708	$120
* Allowance is reported as zero in the table due to presentation in thousands and rounding.
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs exceed unearned fees.

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
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs exceed unearned fees.

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2018 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended September 30, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Loans Modified as a TDR for the
Nine Months Ended September 30, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	11	11
Consumer	—	—	—
Total	1	$11	$11

The following tables show the detail of loans modified as TDRs during the three and nine months ended September 30, 2017 included in the impaired loan balances (dollars in thousands):

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
During the three and nine months ended September 30, 2018 and 2017, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $178,000 in residential real estate loans in the process of foreclosure at September 30, 2018 and $766,000 and $629,000 in residential OREO at September 30, 2018 and December 31, 2017, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$281,211	$95,662	$623,317	$199,205	$104,313
Special Mention	1,588	1,870	4,333	2,046	—
Substandard	1,377	2,014	4,372	4,026	560
Doubtful	—	—	—	—	—
Total	$284,176	$99,546	$632,022	$205,277	$104,873
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,259
Nonperforming	—
Total	$5,259

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$248,714	$114,502	$625,861	$200,405	$107,705
Special Mention	1,763	7,114	6,914	4,438	1,325
Substandard	1,189	1,531	4,926	4,483	827
Doubtful	—	—	—	—	—
Total	$251,666	$123,147	$637,701	$209,326	$109,857
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$4,415
Nonperforming	13
Total	$4,428

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
Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments at and for the indicated dates and periods are presented below (dollars in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017
Allowance for Loan Losses
Balance, beginning of period	$13,603	$12,801	$12,801
Provision for loan losses	(97)	1,016	1,090
Charge-offs	(202)	(690)	(411)
Recoveries	284	476	378
Balance, end of period	$13,588	$13,603	$13,858

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$206	$203	$203
Provision for unfunded commitments	12	3	11
Charge-offs	—	—	—
Balance, end of period	$218	$206	$214
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2018 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2017:	$2,413	$8,321	$2,825	$44	$13,603
Provision for loan losses	818	(1,127)	186	26	(97)
Charge-offs	(10)	(11)	(86)	(95)	(202)
Recoveries	65	4	139	76	284
Balance at September 30, 2018:	$3,286	$7,187	$3,064	$51	$13,588

Balance at September 30, 2018:

Allowance for Loan Losses
Individually evaluated for impairment	$791	$—	$9	$—	$800
Collectively evaluated for impairment	2,495	7,151	2,904	51	12,601
Acquired impaired loans	—	36	151	—	187
Total	$3,286	$7,187	$3,064	$51	$13,588

Loans
Individually evaluated for impairment	$1,034	$496	$885	$—	$2,415
Collectively evaluated for impairment	282,783	720,540	298,950	5,244	1,307,517
Acquired impaired loans	359	10,532	10,315	15	21,221
Total	$284,176	$731,568	$310,150	$5,259	$1,331,153

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
The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2018, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2017	$43,872	$1,191
Additions	—	—
Amortization	—	(210)
Impairment	—	—
Balance at September 30, 2018	$43,872	$981

Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. All other short-term borrowings at December 31, 2017 were FHLB advances. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies ("GSEs").  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Customer repurchase agreements	$29,104	$10,726
Other short-term borrowings	—	24,000
	$29,104	$34,726
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2018, $564,290,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2018, the Bank's public deposits totaled $224,280,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2018, the Company had $190,000,000 in letters of credit with the FHLB outstanding, as well as $88,553,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					September 30, 2018	December 31, 2017
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,363	4,322

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,920	2,885

					$27,902	$27,826
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,481,000 and $1,557,000 at September 30, 2018 and December 31, 2017, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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

(Dollars in thousands)	September 30, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$201	$—	$350
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
A summary of stock option transactions for the nine months ended September 30, 2018 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	50,985	$24.09
Granted	—	—
Exercised	(35,310)	24.37
Forfeited	—	—
Expired	(1,650)	33.33
Outstanding at September 30, 2018	14,025	$22.28	0.30 years	$234
Exercisable at September 30, 2018	14,025	$22.28	0.30 years	$234
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of September 30, 2018, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2018 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2017	46,501	$26.28
Granted	18,192	39.52
Vested	(10,718)	21.93
Forfeited	(483)	34.70
Nonvested at September 30, 2018	53,492	$31.58
As of September 30, 2018 and December 31, 2017, there was $820,000 and $538,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.24 years.  The share based compensation expense for nonvested restricted stock was $437,000 and $418,000 during the first nine months of 2018 and 2017, respectively.
The Company offers its outside directors alternatives with respect to director compensation. For 2018, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  Only outside directors receive board fees. The Company issued 10,865 and 9,891 shares and recognized share based compensation expense of $422,000 and $357,000 during the first nine months of 2018 and 2017, respectively.

Note 11 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,712,443	$0.66	8,644,310	$0.55
Effect of dilutive securities - stock options	6,475	—	18,936	—
Diluted earnings per share	8,718,918	$0.66	8,663,246	$0.55

	Nine Months Ended September 30,
	2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,691,423	$2.02	8,639,433	$1.52
Effect of dilutive securities - stock options	12,239	—	18,458	—
Diluted earnings per share	8,703,662	$2.02	8,657,891	$1.52
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the nine month periods ended September 30, 2018 and 2017 because their effects were anti-dilutive, were 0 and 440 shares, respectively. There were no anti-dilutive stock options for the three month periods ended September 30, 2018 and 2017.
Note 12 – Employee Benefit Plans
The following information for the nine months ended September 30, 2018 and 2017 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine Months Ended September 30,
	2018	2017
Service cost	$—	$—
Interest cost	176	178
Expected return on plan assets	(265)	(264)
Recognized loss due to settlement	193	104
Recognized net actuarial loss	204	163
Net periodic cost	$308	$181
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2018 or December 31, 2017.
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
The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2018 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,168	$—	$112,168	$—
Mortgage-backed and CMOs	101,162	—	101,162	—
State and municipal	75,288	—	75,288	—
Corporate	7,159	—	7,159	—
Total securities available for sale	$295,777	$—	$295,777	$—
Equity securities	$2,087	$—	$2,087	$—
Derivative - cash flow hedges	$201	$—	$201	$—

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,127	$—	$112,127	$—
Mortgage-backed and CMOs	105,316	—	105,316	—
State and municipal	93,626	—	93,626	—
Corporate	8,062	—	8,062	—
Equity securities	2,206	—	2,206	—
Total securities available for sale	$321,337	$—	$321,337	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2018 or the year ended December 31, 2017. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.
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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2018 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,934	$—	$1,934	$—
Impaired loans, net of valuation allowance	378	—	—	378
Other real estate owned, net	916	—	—	916

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,639	$—	$1,639	$—
Impaired loans, net of valuation allowance	1,391	—	—	1,391
Other real estate owned, net	1,225	—	—	1,225
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at September 30, 2018

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2017

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$70,043	$70,043	$—	$—	$70,043
Equity securities	2,087		2,087		2,087
Securities available for sale	295,777	—	295,777	—	295,777
Restricted stock	5,239	—	5,239	—	5,239
Loans held for sale	1,934	—	1,934	—	1,934
Loans, net of allowance	1,317,565	—	—	1,314,472	1,314,472
Bank owned life insurance	18,785	—	18,785	—	18,785
Accrued interest receivable	5,232	—	5,232	—	5,232
Derivative - cash flow hedges	201	—	201	—	201

Financial Liabilities:
Deposits	$1,523,107	$—	$1,527,981	$—	$1,527,981
Repurchase agreements	29,104	—	29,104	—	29,104
Junior subordinated debt	27,902	—	—	22,673	22,673
Accrued interest payable	767	—	767	—	767
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$52,477	$52,477	$—	$—	$52,477
Securities available for sale	321,337	—	321,337	—	321,337
Restricted stock	6,110	—	6,110	—	6,110
Loans held for sale	1,639	—	1,639	—	1,639
Loans, net of allowance	1,322,522	—	—	1,317,737	1,317,737
Bank owned life insurance	18,460	—	18,460	—	18,460
Accrued interest receivable	5,231	—	5,231	—	5,231

Financial Liabilities:
Deposits	$1,534,726	$—	$1,527,956	$—	$1,527,956
Repurchase agreements	10,726	—	10,726	—	10,726
Other short-term borrowings	24,000	—	24,000	—	24,000
Junior subordinated debt	27,826	—	—	28,358	28,358
Accrued interest payable	674	—	674	—	674

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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2018 and December 31, 2017, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three and nine months ended September 30, 2018 and 2017 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$17,124	$—	$93	$—	$17,217
Interest expense	2,078	—	388	—	2,466
Noninterest income	2,287	1,173	(80)	—	3,380
Income (loss) before income taxes	7,228	634	(612)	—	7,250
Net income (loss)	5,763	506	(484)	—	5,785
Depreciation and amortization	487	2	—	—	489
Total assets	1,796,695	—	244,124	(234,328)	1,806,491
Goodwill	43,872	—	—	—	43,872
Capital expenditures	390	—	—	—	390

	Three Months Ended September 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,188	$—	$86	$—	$16,274
Interest expense	1,663	—	273	—	1,936
Noninterest income	2,479	1,318	7	—	3,804
Income (loss) before income taxes	6,554	794	(356)	—	6,992
Net income (loss)	4,478	544	(235)	—	4,787
Depreciation and amortization	558	3	—	—	561
Total assets	1,771,165	—	238,111	(228,735)	1,780,541
Goodwill	43,872	—	—	—	43,872
Capital expenditures	449	—	—	—	449

	Nine Months Ended September 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$50,604	$—	$273	$—	$50,877
Interest expense	5,787	—	1,008	—	6,795
Noninterest income	6,461	3,479	336	—	10,276
Income (loss) before income taxes	21,325	1,654	(1,132)	—	21,847
Net income (loss)	17,141	1,330	(894)	—	17,577
Depreciation and amortization	1,568	8	—	—	1,576
Total assets	1,796,695	—	244,124	(234,328)	1,806,491
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,322	—	—	—	1,322

	Nine Months Ended September 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$46,302	$—	$256	$—	$46,558
Interest expense	4,418	—	756	—	5,174
Noninterest income	6,882	3,522	19	—	10,423
Income (loss) before income taxes	18,140	1,853	(1,138)	—	18,855
Net income (loss)	12,591	1,290	(752)	—	13,129
Depreciation and amortization	1,833	9	—	—	1,842
Total assets	1,771,165	—	238,111	(228,735)	1,780,541
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,177	11	—	—	2,188
Note 15 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$32,688	$26,949
Interest-bearing deposits in other banks	37,355	76,271
Cash and Cash Equivalents	$70,043	$103,220

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,702	$5,135
Income taxes	3,776	5,465
Noncash investing and financing activities:
Transfer of loans to other real estate owned	532	1,233
Unrealized gains (losses) on securities available for sale	(7,226)	1,596
Unrealized gains on cash flow hedges	201	—

Note 16 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2018 and 2017 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2017	$696	$—	$(1,724)	$(1,028)

Net unrealized gains on securities available for sale, net of tax, $104	192	—	—	192

Reclassification adjustment for realized gains on securities, net of tax, $(0)	—	—	—	—

Balance at September 30, 2017	$888	$—	$(1,724)	$(836)

Balance at June 30, 2018	$(5,446)	$(184)	$(2,280)	$(7,910)

Net unrealized losses on securities available for sale, net of tax, $(440)	(1,525)	—	—	(1,525)

Reclassification adjustment for realized gains on securities, net of tax, $(16)	(57)	—	—	(57)

Unrealized losses on cash flow hedges, net of tax, $98	—	340	—	340

Balance at September 30, 2018	$(7,028)	$156	$(2,280)	$(9,152)

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(150)	$—	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $765	1,421	—	—	1,421

Reclassification adjustment for realized gains on securities, net of tax, $(207)	(383)	—	—	(383)

Balance at September 30, 2017	$888	$—	$(1,724)	$(836)

Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)

Net unrealized losses on securities available for sale, net of tax, $(1,626)	(5,519)	—	—	(5,519)

Reclassification adjustment for gains on sales of securities, net of tax, $(18)	(63)	—	—	(63)

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Unrealized losses on cash flow hedges, net of tax, $45	—	156	—	156

Balance at September 30, 2018	$(7,028)	$156	$(2,280)	$(9,152)

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three and Nine months ended September 30, 2018 and 2017
(dollars in thousands)

For the Three Months Ended September 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$73	Securities gains, net
	(16)	Income taxes
Total reclassifications	$57	Net of tax

For the Three Months Ended September 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Nine Months Ended September 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$81	Securities gains, net
	(18)	Income taxes
	63	Net of tax
Reclassification for ASU 2016-01 adoption	650	*
Total reclassifications	$713

*	Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.

For the Nine Months Ended September 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$590	Securities gains, net
	(207)	Income taxes
Total reclassifications	$383	Net of tax
Note 17 - Proposed Merger
On October 1, 2018, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated October 1, 2018 (the “Merger Agreement”), with HomeTown Bankshares Corporation (“HomeTown”), pursuant to which the Company will acquire HomeTown in a business combination transaction valued at approximately $95.6 million at the time of the announcement. The combination will deepen the Company’s footprint in the Roanoke, Virginia metropolitan area and create a presence in the New River Valley with an office in Christiansburg, Virginia. Upon completion of the merger and with two office consolidations, the Company will have eight offices in the combined Roanoke/New River Valley market area. The

Company expects that it will have approximately $2.4 billion in assets upon completion of the merger, based on each company’s reported financial results as of June 30, 2018.
Pursuant and subject to the terms of the Merger Agreement, as a result of the merger, the holders of shares of HomeTown common stock will receive 0.4150 shares of the Company’s common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger.
Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the merger to close in the first quarter of 2019. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, will be merged with and into the Bank.
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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A – Risk Factors of this Quarterly Report on Form 10-Q, may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to, the following:

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
On October 1, 2018, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with HomeTown Bankshares Corporation (“HomeTown”), pursuant to which the Company will acquire HomeTown in a merger transaction. In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

•	the businesses of the Company and/or HomeTown may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe;

•	revenues following the merger may be lower than expected;

•	customer and employee relationships and business operations may be disrupted by the merger; and

•	the ability to obtain required regulatory and shareholder approvals, and the ability to complete the merger on the expected timeframe may be more difficult, time-consuming or costly than expected.

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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the nine months ended September 30, 2018 or 2017.
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
Announced Acquisition
On October 1, 2018, the Company and HomeTown (NASDAQ: HMTA) announced the signing of the Merger Agreement pursuant to which HomeTown will merge with and into the Company in a transaction valued at approximately $95.6 million at the time of the announcement. The combination will deepen the Company’s footprint in the Roanoke, Virginia metropolitan area and create a presence in the New River Valley with an office in Christiansburg, Virginia. Upon completion of the merger and with two office consolidations, the Company will have eight offices in the combined Roanoke/New River Valley market area. Based on reported financial results as of June 30, 2018, the combined company will have approximately $2.4 billion in assets, $1.8 billion in loans, and $2.0 billion in deposits across Virginia and North Carolina. Pursuant and subject to the terms of the Merger Agreement, as a result of the merger, the holders of shares of HomeTown common stock will receive 0.4150 shares of the Company’s common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Subject to customary closing conditions, including regulatory and shareholder approvals, the merger is expected to close in the first quarter of 2019. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, will be merged with and into the Bank.
HomeTown Bankshares Corporation is the parent company of HomeTown Bank, which officially opened for business on November 14, 2005. HomeTown Bank offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals. HomeTown Bank serves three markets including the Roanoke Valley, the New River Valley and Smith Mountain Lake through six branches, seven ATMs, HomeTown Mortgage and HomeTown Investments.
RESULTS OF OPERATIONS
Earnings Performance
Three months ended September 30, 2018 and 2017
For the quarter ended September 30, 2018, the Company reported net income of $5,785,000 compared to $4,787,000 for the comparable quarter in 2017. The $998,000 or 20.8% increase was driven primarily by higher net interest income, resulting mostly from higher yields on the loan portfolio and greater loan volume. Also positively impacting income was the recent reduction in the corporate income tax rate, to 21% from 35% and a lower loan loss provision. The Company's tax expense for the quarter was $740,000 or 33.6% less than the comparable quarter of 2017. In addition, the Company had a small negative loan loss provision in the 2018 quarter compared to a $440,000 expense in the 2017 quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended September 30,	2018	2017	$ Change	% Change
Interest income	$17,217	$16,274	$943	5.8%
Interest expense	(2,466)	(1,936)	(530)	27.4
Net interest income	14,751	14,338	413	2.9
Provision for loan losses	23	(440)	463	(105.2)
Noninterest income	3,380	3,804	(424)	(11.1)
Noninterest expense	(10,904)	(10,710)	(194)	1.8
Income tax expense	(1,465)	(2,205)	740	(33.6)

Net income	$5,785	$4,787	$998	20.8
Nine months ended September 30, 2018 and 2017
For the nine month period ended September 30, 2018, the Company reported net income of $17,577,000 compared to $13,129,000 for the comparable period in 2017. The $4,448,000 or 33.9% increase was driven by the same factors discussed above for the 2018 quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Nine Months Ended September 30,	2018	2017	$ Change	% Change
Interest income	$50,877	$46,558	$4,319	9.3%
Interest expense	(6,795)	(5,174)	(1,621)	31.3
Net interest income	44,082	41,384	2,698	6.5
Provision for loan losses	97	(1,090)	1,187	(108.9)
Noninterest income	10,276	10,423	(147)	(1.4)
Noninterest expense	(32,608)	(31,862)	(746)	2.3
Income tax expense	(4,270)	(5,726)	1,456	(25.4)

Net income	$17,577	$13,129	$4,448	33.9
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
Three months ended September 30, 2018 and 2017
Net interest income on a taxable equivalent basis increased $233,000 or 1.6%, for the third quarter of 2018 compared to the same quarter of 2017.  The increase was driven by higher yields and higher loan volume.
For the third quarter of 2018, the Company's yield on interest-earning assets was 4.09%, compared to 4.03% for the third quarter of 2017.  The cost of interest-bearing liabilities was 0.84% compared to 0.67%, primarily related to a 16 basis point (0.16%) increase in the cost of deposits. The interest rate spread was 3.25% compared to 3.36%. The net interest margin, on a fully taxable equivalent basis, was 3.51% compared to 3.56%, a decrease of five basis points (0.05%). The decrease in net interest margin related mostly to increases in the cost of deposits and also a decline in accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2018 and 2017.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2018	2017	2018	2017	2018	2017
Loans:
Commercial	$268,296	$233,455	$2,715	$2,282	4.01%	3.88%
Real estate	1,057,097	1,057,326	12,317	12,102	4.66	4.58
Consumer	4,949	4,648	76	92	6.09	7.85
Total loans	1,330,342	1,295,429	15,108	14,476	4.54	4.46

Securities:
Federal agencies and GSEs	128,284	92,822	732	445	2.28	1.92
Mortgage-backed and CMOs	107,817	77,663	604	399	2.24	2.06
State and municipal	84,147	95,861	583	862	2.77	3.60
Other securities	15,072	14,900	180	170	4.78	4.56
Total securities	335,320	281,246	2,099	1,876	2.50	2.67

Deposits in other banks	28,250	69,566	143	235	2.01	1.34

Total interest-earning assets	1,693,912	1,646,241	17,350	16,587	4.09	4.03

Non-earning assets	117,719	127,395

Total assets	$1,811,631	$1,773,636

Deposits:
Demand	$231,339	$215,486	12	11	0.02	0.02
Money market	377,074	336,501	839	463	0.88	0.55
Savings	132,450	124,949	10	9	0.03	0.03
Time	378,066	389,891	1,187	1,046	1.25	1.06
Total deposits	1,118,929	1,066,827	2,048	1,529	0.73	0.57

Customer repurchase agreements	11,896	48,461	17	53	0.57	0.43
Other short-term borrowings	2,176	—	12	—	2.21	—
Long-term borrowings	27,886	37,780	389	354	5.58	3.75
Total interest-bearing
liabilities	1,160,887	1,153,068	2,466	1,936	0.84	0.67

Noninterest bearing demand deposits	424,016	401,696
Other liabilities	11,674	9,846
Shareholders' equity	215,054	209,026
Total liabilities and
shareholders' equity	$1,811,631	$1,773,636

Interest rate spread					3.25%	3.36%
Net interest margin					3.51%	3.56%

Net interest income (taxable equivalent basis)			14,884	14,651
Less: Taxable equivalent adjustment (1)			133	313
Net interest income			$14,751	$14,338
(1) - Calculated using 21% and 35% statutory tax rate in 2018 and 2017, respectively, due to tax rate change.

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended September 30,
	2018 vs. 2017
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$433	$83	$350
Real estate	215	218	(3)
Consumer	(16)	(22)	6
Total loans	632	279	353
Securities:
Federal agencies and GSEs	287	95	192
Mortgage-backed and CMOs	205	39	166
State and municipal	(279)	(182)	(97)
Other securities	10	8	2
Total securities	223	(40)	263
Deposits in other banks	(92)	85	(177)
Total interest income	763	324	439

Interest expense
Deposits:
Demand	1	—	1
Money market	376	315	61
Savings	1	—	1
Time	141	174	(33)
Total deposits	519	489	30
Customer repurchase agreements	(36)	13	(49)
Other short-term borrowings	12	—	12
Long-term borrowings	35	144	(109)
Total interest expense	530	646	(116)
Net interest income (taxable equivalent basis)	$233	$(322)	$555

Nine months ended September 30, 2018 and 2017
Net interest income on a taxable equivalent basis increased $2,100,000 or 5.0%, for the nine months ended September 30, 2018 compared to the same period of 2017.  The increase was driven by higher yields and higher loan volume.
For the first nine months of 2018, the Company's yield on interest-earning assets was 4.03%, compared to 3.94% for the same period of 2017.  The cost of interest-bearing liabilities was 0.77% compared to 0.61%, primarily related to a 15 basis point (0.15%) increase in the cost of deposits. The interest rate spread was 3.26% compared to 3.33%. The net interest margin, on a fully taxable equivalent basis, was 3.49% compared to 3.51%, a decrease of two basis points (0.02%). The decrease in net interest margin related mostly to increases in the cost of deposits and also a decline in accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2018 and 2017.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2018	2017	2018	2017	2018	2017
Loans:
Commercial	$264,983	$227,739	$7,811	$6,577	3.94%	3.86%
Real estate	1,062,075	1,019,185	36,594	34,228	4.59	4.48
Consumer	4,528	4,825	229	272	6.76	7.54
Total loans	1,331,586	1,251,749	44,634	41,077	4.47	4.38

Securities:
Federal agencies and GSEs	119,597	95,360	1,956	1,340	2.18	1.87
Mortgage-backed and CMOs	108,473	78,572	1,812	1,224	2.23	2.08
State and municipal	87,365	110,328	1,870	2,952	2.85	3.57
Other securities	15,126	16,147	531	536	4.68	4.43
Total securities	330,561	300,407	6,169	6,052	2.49	2.69

Deposits in other banks	37,981	58,385	516	469	1.82	1.07

Total interest-earning assets	1,700,128	1,610,541	51,319	47,598	4.03	3.94

Non-earning assets	118,487	126,414

Total assets	$1,818,615	$1,736,955

Deposits:
Demand	$236,734	$217,052	36	32	0.02	0.02
Money market	394,005	321,738	2,424	1,046	0.82	0.43
Savings	131,789	124,780	30	28	0.03	0.03
Time	377,915	381,852	3,256	2,975	1.15	1.04
Total deposits	1,140,443	1,045,422	5,746	4,081	0.67	0.52

Customer repurchase agreements	11,829	47,614	19	68	0.21	0.19
Other short-term borrowings	1,536	3,902	22	27	1.91	0.92
Long-term borrowings	27,861	37,748	1,008	998	4.82	3.53
Total interest-bearing
liabilities	1,181,669	1,134,686	6,795	5,174	0.77	0.61

Noninterest bearing demand deposits	414,643	386,355
Other liabilities	10,035	9,474
Shareholders' equity	212,268	206,440
Total liabilities and
shareholders' equity	$1,818,615	$1,736,955

Interest rate spread					3.26%	3.33%
Net interest margin					3.49%	3.51%

Net interest income (taxable equivalent basis)			44,524	42,424
Less: Taxable equivalent adjustment (1)			442	1,040
Net interest income			$44,082	$41,384
(1) - Calculated using 21% and 35% statutory tax rate in 2018 and 2017, respectively, due to tax rate change.

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine Months Ended September 30,
	2018 vs. 2017
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,234	$139	$1,095
Real estate	2,366	902	1,464
Consumer	(43)	(27)	(16)
Total loans	3,557	1,014	2,543
Securities:
Federal agencies and GSEs	616	241	375
Mortgage-backed and CMOs	588	94	494
State and municipal	(1,082)	(530)	(552)
Other securities	(5)	30	(35)
Total securities	117	(165)	282
Deposits in other banks	47	249	(202)
Total interest income	3,721	1,098	2,623

Interest expense
Deposits:
Demand	4	1	3
Money market	1,378	1,101	277
Savings	2	—	2
Time	281	312	(31)
Total deposits	1,665	1,414	251
Customer repurchase agreements	(49)	8	(57)
Other short-term borrowings	(5)	18	(23)
Long-term borrowings	10	311	(301)
Total interest expense	1,621	1,751	(130)
Net interest income (taxable equivalent basis)	$2,100	$(653)	$2,753

Noninterest Income, three months ended September 30, 2018 and 2017
For the quarter ended September 30, 2018, noninterest income decreased $424,000 or 11.1% compared to the comparable 2017 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$1,001	$1,098	$(97)	(8.8)%
Service charges on deposit accounts	605	622	(17)	(2.7)
Other fees and commissions	656	618	38	6.1
Mortgage banking income	551	612	(61)	(10.0)
Securities gains (losses), net	(17)	—	(17)	(100.0)
Brokerage fees	172	219	(47)	(21.5)
Income from SBICs	150	86	64	74.4
Gains on premises and equipment, net	63	337	(274)	(81.3)
Other	199	212	(13)	(6.1)
Total noninterest income	$3,380	$3,804	$(424)	(11.1)
The major driver of the decrease in noninterest income was a $337,000 gain on premises and equipment, from the sale of a bank owned commercial lot, reflected in the 2017 quarter. Trust fees decreased $97,000 and brokerage fees decreased $47,000 in the third quarter of 2018 compared to the same quarter last year. Mortgage banking income decreased $61,000 in the 2018 quarter compared to the 2017 quarter. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Net securities losses were $17,000 in the 2018 quarter compared to no gain or loss for the same quarter in 2017. Losses in the 2018 quarter were related to unrealized changes in the fair value of equity securities held by the Company and recorded in conformity with new accounting requirements for 2018. Income from Small Business Investment Companies ("SBICs") reflected a $64,000 increase compared to the 2017 quarter; this category of income is highly unpredictable.
Noninterest Income, nine months ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, noninterest income decreased $147,000 or 1.4% compared to the comparable 2017 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$2,875	$2,918	$(43)	(1.5)%
Service charges on deposit accounts	1,809	1,818	(9)	(0.5)
Other fees and commissions	1,977	1,852	125	6.7
Mortgage banking income	1,492	1,603	(111)	(6.9)
Securities gains, net	393	590	(197)	(33.4)
Brokerage fees	603	603	—	—
Income from SBICs	476	118	358	303.4
Gains on premises and equipment, net	66	337	(271)	(80.4)
Other	585	584	1	0.2
Total noninterest income	$10,276	$10,423	$(147)	(1.4)
The major driver of the decrease in noninterest income was a $337,000 gain on premises and equipment, from the sale of a bank owned commercial lot, reflected in 2017. Trust fees decreased $43,000 and brokerage fees were unchanged in the first nine months of 2018 compared to the same period last year. Mortgage banking income decreased $111,000 in the 2018 period compared to the 2017 period. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Net securities gains decreased $197,000 in the 2018 period compared to the same period in 2017. Gains in the 2018 period were primarily related to unrealized changes in the fair value of equity securities held by the Company, recorded in conformity with new accounting requirements. Income from SBICs reflected a $358,000 increase compared to the 2017 period; this category of income is highly unpredictable.
Noninterest Expense, three months ended September 30, 2018 and 2017
For the three months ended September 30, 2018, noninterest expense increased $194,000 or 1.8%. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest Expense
Salaries	$5,285	$5,072	$213	4.2%
Employee benefits	1,036	1,048	(12)	(1.1)
Occupancy and equipment	1,069	1,151	(82)	(7.1)
FDIC assessment	134	138	(4)	(2.9)
Bank franchise tax	291	276	15	5.4
Core deposit intangible amortization	56	80	(24)	(30.0)
Data processing	420	475	(55)	(11.6)
Software	307	303	4	1.3
Other real estate owned, net	46	62	(16)	(25.8)
Other	2,260	2,105	155	7.4
Total noninterest expense	$10,904	$10,710	$194	1.8
Salaries expense increased $213,000 in the 2018 quarter as compared to the 2017 quarter primarily due to adjustments to fringe benefit accruals. Core deposit intangible amortization decreased $24,000 in the 2018 quarter compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was treated under the accelerated method and will be fully amortized in 2020.
Noninterest Expense, nine months ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, noninterest expense increased $746,000 or 2.3%. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest Expense
Salaries	$15,377	$14,604	$773	5.3%
Employee benefits	3,322	3,229	93	2.9
Occupancy and equipment	3,297	3,367	(70)	(2.1)
FDIC assessment	412	401	11	2.7
Bank franchise tax	863	795	68	8.6
Core deposit intangible amortization	210	448	(238)	(53.1)
Data processing	1,309	1,464	(155)	(10.6)
Software	966	853	113	13.2
Other real estate owned, net	101	173	(72)	(41.6)
Other	6,751	6,528	223	3.4
Total noninterest expense	$32,608	$31,862	$746	2.3

Salaries expense increased $773,000 in the 2018 period as compared to the 2017 period as a result of normal annual salary adjustments, additional employees for anticipated retirements and adjustments to fringe benefit accruals. Core deposit intangible amortization decreased $238,000 in the 2018 period compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina was treated under the accelerated method and will be fully amortized in 2020.
Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned ("OREO") by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2018 quarter was 59.65% compared to 59.14% for the 2017 quarter. The Company expects gradual improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Efficiency Ratio
Noninterest expense	$10,904	$10,710
Subtract gain/add loss on sale OREO	(37)	5
	$10,867	$10,715

Net interest income	$14,751	$14,338
Tax equivalent adjustment	133	313
Noninterest income	3,380	3,804
Add loss on securities	17	—
Subtract gain on sale of fixed assets	(63)	(337)
	$18,218	$18,118

Efficiency ratio	59.65%	59.14%

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

	Three Months Ended September 30,
	2018	2017
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$15,108	$14,476
Interest income - investments and other	2,242	2,111
Interest expense - deposits	(2,048)	(1,529)
Interest expense - customer repurchase agreements	(17)	(53)
Interest expense - other short-term borrowings	(12)	—
Interest expense - long-term borrowings	(389)	(354)
Total net interest income	$14,884	$14,651
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(46)	$(82)
Tax benefit realized on non-taxable interest income - municipal securities	(87)	(231)
GAAP measures	$14,751	$14,338
Income Taxes
The effective tax rate for the third quarter of 2018 was 20.21% compared to 31.54% for the third quarter of 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 19.55% and 30.37%, respectively. The primary reason for the decrease in the effective rate is the Tax Cuts and Jobs Act that was adopted on December 22, 2017 which lowered the statutory rate from 35% to 21%. The effective tax rate is lower than the statutory rate each year as a result of income that is not taxable for federal income tax purposes in both years and the tax benefit from the exercise of stock options.
Fair Value Impact to Net Income
The following table presents the impact for the three and nine month periods ended September 30, 2018 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

		September 30, 2018
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Nine Months Ended
Interest income/(expense):
Acquired performing loans	Income	$123	$338
Acquired impaired loans	Income	100	740
Junior subordinated debt	Expense	(25)	(76)
Net interest income		198	1,002

Noninterest (expense):
Amortization of core deposit intangible	Expense	(56)	(210)

Change in pretax income		$142	$792

During the third quarter of 2018, the Company received $59,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $333,000 for the comparable quarter of 2017.
The following table presents the impact for the three and nine month periods ended September 30, 2017 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

		September 30, 2017
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Nine Months Ended
Interest income/(expense):
Acquired performing loans	Income	$125	$567
Acquired impaired loans	Income	463	1,112
FHLB Advances	Expense	(6)	(17)
Junior subordinated debt	Expense	(25)	(76)
Net interest income		557	1,586

Noninterest (expense):
Amortization of core deposit intangible	Expense	(80)	(448)

Change in pretax income		$477	$1,138

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
The available for sale securities portfolio was $295,777,000 at September 30, 2018, compared to $321,337,000 at December 31, 2017, a decrease of $25,560,000 or 8.0%. The decrease is net of $2,206,000 of equity securities classified as available for sale prior to the adoption of Accounting Standards Update 2016-01, which were reclassified on January 1, 2018 to fair value on the balance sheet. Also, as a result, the Company reclassified $650,000 of the unrealized holding gains on these equity securities from accumulated other comprehensive loss to retained earnings. Accordingly, the Company recognized $312,000 in net unrealized gains on these equity securities for the nine months ended September 30, 2018. At September 30, 2018, the available for sale portfolio had an amortized cost of $304,834,000 resulting in a net unrealized loss of $9,057,000.  At December 31, 2017, the available for sale portfolio had an amortized cost of $322,345,000, resulting in a net unrealized loss of $1,008,000.

The Company is cognizant of the continuing historically low, but increasing interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration.
The Company experienced significant growth rates for earning assets and deposits in calendar year 2017. The magnitude and unpredictable timing of that growth generated periodic liquidity constraints. Consequently, management elected to selectively reduce portions of its securities portfolio in an effort to mitigate actual and anticipated liquidity challenges. The Company used these opportunities to selectively reduce the size of its tax exempt municipal portfolio, which was relatively less attractive at the lower tax rates effective for 2018. During the nine months ended September 30, 2018, the Company sold $57,290,000 in par value bonds and realized a net gain of $81,000. This compares to the nine months ended September 30, 2017, when the Company sold $53,930,000 in par value bonds and realized a net gain of $590,000. During the nine months ended September 30, 2018, the Company sold $431,000 in equity securities at fair value.
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
Total loans were $1,331,153,000 at September 30, 2018, compared to $1,336,125,000 at December 31, 2017, a decrease of $4,972,000 or 0.4%. The decrease is primarily due to over $40 million in large commercial loan payoffs during the period. Expectations for the remainder of 2018 and 2019 are for growth in loans at a moderate pace.
Average loans were $1,330,342,000 for the third quarter of 2018, compared to $1,295,429,000 for the third quarter of 2017, an increase of $34,913,000 or 2.7%.
Loans held for sale totaled $1,934,000 at September 30, 2018 and $1,639,000 at December 31, 2017. Loan production volume was $60,575,000 for the nine month period ended September 30, 2018 and $63,627,000 for the same period of 2017. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Commercial	$284,176	$251,666
Commercial real estate:
Construction and land development	99,546	123,147
Commercial real estate	632,022	637,701
Residential real estate:
Residential	205,277	209,326
Home equity	104,873	109,857
Consumer	5,259	4,428
Total loans	$1,331,153	$1,336,125

Provision for Loan Losses
The Company had a negative provision for loan losses of $97,000 for the nine month period ended September 30, 2018, compared to a provision of $1,090,000 for the same period ended September 30, 2017. The negative provision related to favorable adjustments on the acquired impaired loan loss allowance. The need for any additional provision in the nine month period ended September 30, 2018 was mitigated by slower growth in loans, continued strong asset quality metrics, and improvements in various qualitative factors used in computing loss reserve.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At September 30, 2018, the ALLL was $13,588,000 compared to $13,603,000 at December 31, 2017. The ALLL as a percentage of total loans was 1.02% at both dates.
At September 30, 2018, as part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. At September 30, 2017, the Company also reduced total loans by smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.96% at September 30, 2018, compared to 1.04% at December 31, 2017. On a dollar basis, the reserve was $12,601,000 at September 30, 2018, compared to $13,151,000 at December 31, 2017. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 33.13% at September 30, 2018, compared to 5.18% at December 31, 2017. On a dollar basis, the reserve was $800,000 at September 30, 2018, compared to $167,000 at December 31, 2017. The increase in ASC 310-40 loans was mainly attributed to the addition of two commercial loans totaling approximately $600,000 moving from 90 days past due to non-accrual status. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $802,000 over December 31, 2017.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $187,000 at September 30, 2018 compared to $285,000 at December 31, 2017. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$13,603	$12,801

Charge-offs:
Construction and land development	—	35
Commercial real estate	11	58
Residential real estate	—	159
Home equity	86	13
Total real estate	97	265
Commercial and industrial	10	282
Consumer	95	143
Total charge-offs	202	690

Recoveries:
Construction and land development	—	43
Commercial real estate	4	17
Residential real estate	39	45
Home equity	100	40
Total real estate	143	145
Commercial and industrial	65	223
Consumer	76	108
Total recoveries	284	476

Net (recoveries) charge-offs	(82)	214
Provision for loan losses	(97)	1,016
Balance at end of period	$13,588	$13,603

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2018	December 31, 2017
Allowance to loans	1.02%	1.02%
ASC 450 (FAS 5) ALLL	0.96	1.04
Net charge-offs (recoveries) to allowance (1)	(0.80)	1.57
Net charge-offs (recoveries) to average loans (1)	(0.01)	0.02
Nonperforming assets to total assets	0.18	0.21
Nonperforming loans to loans	0.17	0.19
Provision to net charge-offs (recoveries) (1)	118.29	474.77
Provision to average loans (1)	(0.01)	0.08
Allowance to nonperforming loans	587.72	531.37
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.17% at September 30, 2018 and 0.19% at December 31, 2017.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.18% and 0.21% of total assets at September 30, 2018 and December 31, 2017, respectively.
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

The following table presents the Company's nonperforming assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Nonperforming Assets
	September 30, 2018	December 31, 2017
Nonaccrual loans:
Real estate	$1,184	$2,111
Commercial	1,054	90
Consumer	—	—
Total nonaccrual loans	2,238	2,201

Loans past due 90 days and accruing interest:
Real estate	74	359
Total past due 90 days and accruing interest	74	359

Total nonperforming loans	2,312	2,560

Other real estate owned	916	1,225

Total nonperforming assets	$3,228	$3,785
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Impaired Loans
	September 30, 2018	December 31, 2017
Accruing	$859	$1,016
Nonaccruing	1,556	2,201
Total impaired loans	$2,415	$3,217
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,120,000 in TDRs at September 30, 2018 compared to $1,306,000 at December 31, 2017. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $916,000 and $1,225,000 as of September 30, 2018 and December 31, 2017, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Other Real Estate Owned
	September 30, 2018	December 31, 2017
Construction and land development	$78	$318
1-4 family residential	766	629
Commercial real estate	72	278
	$916	$1,225
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,523,107,000 at September 30, 2018 compared to $1,534,726,000 at December 31, 2017, a decrease of $11,619,000 or 0.8%.
Average interest bearing deposits were $1,118,929,000 for the third quarter of 2018, compared to $1,066,827,000 for the third quarter of 2017, an increase of $52,102,000 or 4.9%. Average noninterest bearing deposits for the 2018 quarter were $424,016,000, compared to $401,696,000 for the 2017 quarter, an increase of $22,320,000 or 5.6%.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The increasing challenge in this rising rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter of 2018 was 0.73%, up from 0.57% for the third quarter of 2017.
Junior Subordinated Debt
The Company had three junior subordinated notes in the amounts of $20,619,000, $4,363,000, and $2,920,000 outstanding at September 30, 2018. These notes accrue at 1.35%, 3.45%, and 2.95%, respectively, above the 90-day LIBOR rate, adjusted quarterly. To add stability to net interest income and manage exposure to interest rate movement, the Company entered into three interest rate swaps in June 2018 on these notes. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for receipt of variable rate payments over the ten year life of the contracts. The effective interest rates on the swapped notes were 4.33%, 6.44%, and 5.93%, respectively at September 30, 2018.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $216,066,000 at September 30, 2018 compared to $208,717,000 at December 31, 2017, an increase of $7,349,000 or 3.5%.
The Company paid cash dividends of $0.75 per share during the first nine months of 2018 while the aggregate basic and diluted earnings per share for the same period was $2.02.
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
The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2018 and December 31, 2017. Management believes, as of September 30, 2018, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2018		Percentage At December 31, 2017
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.56%	13.69%	11.50%	12.79%
Tier 1 capital ratio	14.51	13.69	13.42	12.79
Total capital ratio	15.47	14.66	14.39	13.75

Leverage Capital Ratio:

Tier 1 leverage ratio	11.72	11.06	10.95	10.43
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
In the nine month period ended September 30, 2018 and 2017, the Company did not repurchase any shares.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  The Company had $190,250,000 outstanding in letters of credit at September 30, 2018 and $190,700,000 outstanding at December 31, 2017. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2018 and December 31, 2017, were $30,470,000 and $25,838,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at September 30, 2018 and at December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit	$366,576	$341,760
Standby letters of credit	13,735	13,647
Mortgage loan rate-lock commitments	11,066	5,089
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2018 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2018.
Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2018 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	September 30, 2018
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$6,945	11.9%
Up 3.00%	5,269	9.1
Up 2.00%	3,614	6.2
Up 1.00%	1,917	3.3
Flat	—	—
Down 0.25%	(524)	(0.9)
Down 1.00%	(3,196)	(5.5)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2018 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	September 30, 2018
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$382,239	$77,361	25.4%
Up 3.00%	369,732	64,854	21.3
Up 2.00%	353,601	48,723	16.0
Up 1.00%	332,504	27,626	9.1
Flat	304,878	—	—
Down 0.25%	296,149	(8,729)	(2.9)
Down 1.00%	264,467	(40,411)	(13.3)

Due to the current relatively low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to those disclosures for further information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
The following risk factors should be considered in addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. Such factors relate to the Company’s proposed merger with HomeTown.
Combining the Company and HomeTown may be more difficult, costly or time-consuming than the Company expects.
The success of the merger of HomeTown with and into the Company (the “merger”) will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and HomeTown and to combine the businesses of the Company and HomeTown in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of HomeTown or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and HomeTown. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.
The Company and HomeTown have operated, and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and HomeTown. To realize these anticipated benefits, after the completion of the merger, the Company expects to integrate HomeTown’s business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which HomeTown now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company and HomeTown to lose customers or cause customers to withdraw their deposits from HomeTown’s or the Company’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of HomeTown and the Company during this transition period and for an undetermined period after consummation of the merger.
The Company may not be able to effectively integrate the operations of HomeTown Bank into the Bank.
The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of HomeTown Bank and the Bank, which is expected to occur at the time of or as soon as reasonably practicable after the merger of the Company and HomeTown. The success of the merger of the banks will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of HomeTown Bank and the Bank; (ii) retain the deposits and customers of HomeTown Bank and the Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of HomeTown Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of HomeTown Bank and the Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate HomeTown Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.
Before the merger of HomeTown into the Company, or the merger of HomeTown Bank into the Bank, may be completed, the Company and HomeTown must obtain approvals from certain bank regulatory authorities. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party and the competitive effects of the contemplated transactions. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The Community Reinvestment Act of 1977, as amended, and the regulations issued thereunder (collectively, the “CRA”) also requires that the bank regulatory authorities, in deciding whether to approve the merger and the subsidiary bank merger, assess the records of performance of the Bank and HomeTown Bank in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the merger and the subsidiary bank merger are subject to review by the bank regulatory authorities.
These regulators may impose conditions on the completion of the merger or the subsidiary bank merger or require changes to the terms of the merger or the subsidiary bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the subsidiary bank merger or imposing additional costs on or limiting the revenues of the Company following the merger and the subsidiary bank merger, any of which might have an adverse effect on the Company following the merger.
The merger and the subsidiary bank merger may distract management of the Company and HomeTown from their other responsibilities.
The merger and the subsidiary bank merger could cause the respective management groups of the Company and HomeTown to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or HomeTown before the merger, or the business and earnings of the Company after the merger.
Termination of the Merger Agreement could negatively impact the Company.
If the Merger Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. Furthermore, costs relating to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed.
The Company and HomeTown will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and HomeTown. These uncertainties may impair the Company’s and HomeTown’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company and HomeTown to seek to change existing business relationships with the Company and HomeTown. Retention of certain employees by the Company and HomeTown may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or HomeTown. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or HomeTown, the Company’s or HomeTown’s business, or the business of the combined company following the merger, could be harmed. In addition, subject to certain exceptions, the Company and HomeTown have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs, which may prevent the Company or HomeTown from pursuing attractive business opportunities that may arise prior to completion of the merger.
If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus to shareholders to approve the merger and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, the Company would have to incur these expenses without realizing the expected benefits of the merger.

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
No shares of the Company's common stock were repurchased during the three months ended September 30, 2018. Under the share repurchase program, the Company has the remaining authority to repurchase up to 300,000 shares of the Company's common stock as of September 30, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.  OTHER INFORMATION
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 5, 2018).

11.0        Refer to EPS calculation in the Notes to Financial Statements.
31.1        Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and September 30, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 5, 2018		(principal executive officer)

	By:	/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - November 5, 2018		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 5, 2018		(principal accounting officer)