Form 10-K
period 2018-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2019-03-08
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2018, based on the closing price, was $321,345,000.
The number of shares of the registrant's common stock outstanding on March 1, 2019 was 8,756,569.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 21, 2019, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

PART I		PAGE
ITEM 1	Business	4
ITEM 1A	Risk Factors	14
ITEM 1B	Unresolved Staff Comments	None
ITEM 2	Properties	25
ITEM 3	Legal Proceedings	26
ITEM 4	Mine Safety Disclosures	26

PART II
ITEM 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6	Selected Financial Data	29
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	54
ITEM 8	Financial Statements and Supplementary Data	55
	Reports of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets as of December 31, 2018 and 2017	59
	Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016	60
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	61
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017, and 2016	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	63
	Notes to Consolidated Financial Statements	64
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures	107
ITEM 9B	Other Information	None

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	*
ITEM 11	Executive Compensation	*
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	*
ITEM 14	Principal Accounting Fees and Services	*

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	108
ITEM 16	Form 10-K Summary	None
_______________________________
*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

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
On October 1, 2018, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with HomeTown Bankshares Corporation ("HomeTown"), pursuant to which the Company will acquire HomeTown in a merger transaction. In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

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
As of December 31, 2018, the operations of the Company are conducted at twenty-four banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  Through these offices, the Company serves its primary market area of south central Virginia and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-four Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."
The proposed acquisition of HomeTown will deepen the Company’s footprint in the Roanoke, Virginia metropolitan area and create a presence in the New River Valley with an office in Christiansburg, Virginia. Upon completion of the merger and with two office consolidations, the Company will have eight offices in the combined Roanoke/New River Valley market area. The Company expects that it will have approximately $2.4 billion in assets upon completion of the merger, based on each company’s reported financial results as of December 31, 2018. Pursuant and subject to the terms of the Merger Agreement, as a result of the merger, the holders of shares of HomeTown common stock will receive 0.4150 shares of the Company’s common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the merger to close early in the second quarter of 2019. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, will be merged with and into the Bank.
The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company’s operating segments, refer to "Note 21 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Competition and Markets
Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including finance companies, mutual and money market fund providers, financial technology companies, brokerage firms, insurance companies, credit unions, and mortgage companies.
The Company’s primary market area is south central Virginia and north central North Carolina. The Company also has a significant presence in Roanoke, Virginia that is expected to increase substantially in connection with the proposed acquisition of HomeTown. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg and Martinsville and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane and Winston-Salem and in the counties of Alamance, Caswell and Guilford.
The Company has the largest deposit market share in the City of Danville, Virginia.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 36.3% at June 30, 2018, based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia.  The Company had a deposit market share in Pittsylvania County of 23.1% at June 30, 2018, based on FDIC data.
Throughout our Virginia footprint, employment continues to see positive growth from several business segments, but particularly within the educational, medical, and service sectors. The market area has experienced job growth in the manufacturing and technology area. Other important industries include farming, tobacco processing and sales, food processing, forestry management and lumber production.

The Company's market area in North Carolina has strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 13.7% at June 30, 2018, based on FDIC data, which was the third largest of any FDIC-insured institution.
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
American National Bankshares Inc.
American National Bankshares Inc. is qualified as a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB").  As a bank holding company, the Company is subject to supervision, regulation and examination by the FRB and is required to file various reports and additional information with the FRB.  The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "SCC").
Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHC's.  In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized, well managed, and have achieved a rating of "satisfactory" or better under the Community Reinvestment Act (the "CRA").  Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.  The Company has not elected to become a financial holding company, and has no plans to become a financial holding company.
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
Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See "Capital Requirements" below. Among other things, the Dodd-Frank Act provides for stronger capital standards.
Deposit Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act ("FDIA") also revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund (the "DIF") are calculated. Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.
The Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act created the CFPB. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.
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
Recent Amendments to the Dodd-Frank Act. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the "EGRRCPA"), amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act.
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
Deposit Insurance
The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Effective July 1, 2016, the FDIC changed its deposit insurance pricing to a "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.
The FDIC’s "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The 1.35% target was achieved in the third quarter of 2018. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2018 and 2017, the Company recorded expense of $537,000 and $538,000, respectively, for FDIC insurance premiums.
In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature during 2019.
Capital Requirements
The FRB, the OCC and the FDIC have issued substantially similar capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
Effective January 1, 2015, the Company and the Bank became subject to rules implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain provisions of the Dodd-Frank Act (the "Basel III Capital Rules"). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 14.46% and 15.35%, respectively, as of December 31, 2018, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio of the Company was 12.55% and the Bank was 13.68% as of December 31, 2018. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.68% and 14.57%, respectively, as of December 31, 2018 also exceeding the minimum requirements.
With respect to the Bank, the "prompt corrective action" regulations pursuant to Section 38 of the FDIA were also revised, effective as of January 1, 2015, to incorporate a common equity Tier 1 capital ratio and to increase certain other capital ratios. To be well capitalized under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2018.
The Basel III Capital Rules also changed the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights for equity exposures.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.
On August 28, 2018, the FRB issued an interim final rule required by the EGRRCPA that expands the applicability of the FRB’s small bank holding company policy statement (the "SBHC Policy Statement") to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.
On November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or "CBLR"). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined. The Company and the Bank do not currently expect to opt into the CBLR framework.
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

Permitted Activities
As a bank holding company, the Company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the FRB may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.
Banking Acquisitions; Changes in Control
The BHC Act requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's performance under the CRA and its compliance with fair housing and other consumer protection laws.
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
Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2018 and 2017, the Company met the requirements for being classified as "well capitalized."
As described above, on November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined. The Company and the Bank do not currently expect to opt into the CBLR framework.
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
Consumer Financial Protection
The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.
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
Office of Foreign Assets Control
The U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, like the Bank, for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2018, the Company had not been made aware of any instances of non-compliance with the final guidance.

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
Tax Reform
On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the "Tax Reform Act"). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $2.7 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.
Employees
At December 31, 2018, the Company employed 305 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.
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
Executive Officers of the Company
The following table lists, as of December 31, 2018, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	58
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

William W. Traynham	63
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since January 2015. Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009.

H. Gregg Strader	60
Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2010 to June 2013.

Edward C. Martin	45
Executive Vice President and Chief Credit Officer of the Bank since March 2017. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.

John H. Settle, Jr.	60
Executive Vice President and President of Trust and Investment Services since October 2016. Senior Vice President and Senior Fiduciary Advisory Specialist with Wells Fargo Private Bank from March 2012 to October 2016. Prior thereto, Managing Director with SunTrust Private Wealth Management.

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
The Company encounters substantial competition from other financial institutions in its market area.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, financial technology companies, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns. Increased competition may result in reduced business for the Company.
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
Trust division income is a major source of non-interest income for the Company.  Trust and brokerage fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation.  When general economic conditions deteriorate, securities markets generally decline in value, and the Company's trust and brokerage fee revenue is negatively impacted as asset values and trading volumes decrease.
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
In accordance with GAAP, an allowance for loan losses is maintained by the Company to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company's control; and these losses may exceed current estimates.  Federal bank regulatory agencies, as a part of their examination process, review the Company's loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.
In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, on January 1, 2020 could result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establishes an allowance for expected credit losses for certain debt securities and other financial assets. Although the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13. The impact of this rule on the Company will depend on whether it elects to phase in the impact of the standard. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.
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
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2018, the Company had approximately $1.4 billion in loans, of which approximately $1.1 billion (78.6%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.
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
As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy and other operating expenses.  In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.  The Company's plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.
Difficulties in combining the operations of acquired entities with the Company's own operations may prevent the Company from achieving the expected benefits from acquisitions.
The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition.  Inherent uncertainties exist in integrating the operations of an acquired entity.  In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive.  The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies.  These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all.  Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders' ownership interests.  Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.
The Company is subject to extensive regulation which could adversely affect its business.
The Company's operations as a publicly traded corporation, a bank holding company, and a parent company to an insured depository institution are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations.  Because the Company's business is highly regulated, the laws, rules, and regulations applicable to it are subject to frequent and sometimes extensive change. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided.  Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Any future changes in the laws, rules or regulations applicable to the Company may negatively affect the Company's business and results of operations.
Recently enacted capital standards may have an adverse effect on the Company's profitability, lending, and ability to pay dividends on the Company's securities.
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules. The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The potential impact of these capital rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. To the extent the Company is required to increase capital in the future to comply with these capital rules, its ability to pay dividends on its securities may be reduced.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.
The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to, among other things, provide relief from certain of these capital requirements. Although the EGRRCPA is still being implemented, the Company does not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on its business.

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
From time to time, with increasing frequency, there are changes in the financial accounting and reporting standards that govern the preparation of the Company's financial statements.  These changes can materially impact how the Company records and reports its financial condition and results of operations.  In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.
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
When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $43.9 million at December 31, 2018.
The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.
Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  Although the Company currently has no specific plans for additional offices other than the offices to be added in connection with the HomeTown acquisition, its business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Continued growth in the Company's earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company's capital ratios. If the Company's capital ratios fell below "well capitalized" levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a "well capitalized" level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company's operating results.
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
The Bank may be required to transition from the use of the London Interbank Offered Rate ("LIBOR") index in the future.
The Bank has certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have a material adverse effect on the Bank’s results of operations.
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
The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social and traditional media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social and traditional media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether deserved or undeserved, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.
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
Changes in tax law could increase the Company’s effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect the Company’s current and future financial performance. The Tax Reform Act is likely to have both positive and negative effects on the Company’s financial performance. For example, the new legislation resulted in a reduction in federal corporate tax rate from 35% to 21% beginning in 2018, which has generally had a favorable impact on the Company’s earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $2.7 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. The impact of the Tax Reform Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that the Company has made, guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the Tax Reform Act. Similarly, the Company’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Reform Act and such effects, whether positive or negative, may have a corresponding impact on the Company’s business and the economy as a whole.
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

Risks Related to the Company’s Proposed Acquisition of HomeTown
Combining the Company and HomeTown may be more difficult, costly or time-consuming than the Company expects.
The success of the merger of HomeTown with and into the Company (which is referred to as the "merger" in the following risk factors) will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and HomeTown and to combine the businesses of the Company and HomeTown in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of HomeTown or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and HomeTown. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.
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
The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of HomeTown Bank and the Bank (which is referred to as the "subsidiary bank merger" in the following risk factors) that is expected to occur at the time of or as soon as reasonably practicable after the merger of the Company and HomeTown. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of HomeTown Bank and the Bank; (ii) retain the deposits and customers of HomeTown Bank and the Bank; (iii) control the incremental increase in noninterest expense arising from the subsidiary bank merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of HomeTown Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of HomeTown Bank and the Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate HomeTown Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.
Before the merger of HomeTown into the Company, or the merger of HomeTown Bank into the Bank, may be completed, the Company and HomeTown must obtain approvals from certain bank regulatory authorities. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party and the competitive effects of the contemplated transactions. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The CRA and the regulations issued thereunder also requires that the bank regulatory authorities, in deciding whether to approve the merger and the subsidiary bank merger, assess the records of performance of the Bank and HomeTown Bank in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the merger and the subsidiary bank merger are subject to review by the bank regulatory authorities.
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
ITEM 2 – PROPERTIES
As of December 31, 2018, the Company maintained twenty-four banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville, Lynchburg, and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane and Winston-Salem and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.
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
The Company owns fourteen other offices for a total of nineteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-four ATMs on owned or leased facilities.  The Company leases seven office locations and two storage warehouses.
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
ITEM 4 – MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2018, the Company had 3,053 shareholders of record.
The Company paid quarterly cash dividends of $0.25 per share during 2018. The Company’s future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See "Part I, Item 1. Business - Supervision and Regulation - Dividends," for information on regulatory restrictions on dividends.

Stock Compensation Plans
Until its expiration date on February 18, 2018, the Company maintained the 2008 Stock Incentive Plan ("2008 Plan"), which was designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals. The Company's 2018 Stock Incentive Plan ("2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The Plans and stock compensation in general are discussed in Note 13 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The following table summarizes information, as of December 31, 2018, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2018
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans
Equity compensation plans approved by shareholders	13,200	$21.97	661,706
Equity compensation plans not approved by shareholders	—	—	—
Total	13,200	$21.97	661,706
Stock Repurchase Program
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3.5% of the 8,622,000 common shares then outstanding at the time the Board of Directors approved the program. The program expired on November 19, 2017.
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period.
The Company did not repurchase any shares during 2018 and 2017.

Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2018.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2013.  The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
American National Bankshares Inc.	$100.00	$98.43	$105.69	$148.68	$167.96	$131.99
Nasdaq Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27

ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except share and per share information and ratios)
	December 31,
	2018	2017	2016	2015	2014
Results of Operations:
Interest income	$68,768	$63,038	$56,170	$55,169	$47,455
Interest expense	9,674	7,291	6,316	5,904	5,730
Net interest income	59,094	55,747	49,854	49,265	41,725
Provision for (recovery of) loan losses	(103)	1,016	250	950	400
Noninterest income	13,274	14,227	13,505	13,287	11,176
Noninterest expense	44,246	42,883	39,801	40,543	34,558
Income before income tax provision	28,225	26,075	23,308	21,059	17,943
Income tax provision	5,646	10,826	7,007	6,020	5,202
Net income	$22,579	$15,249	$16,301	$15,039	$12,741

Financial Condition:
Assets	$1,862,866	$1,816,078	$1,678,638	$1,547,599	$1,346,492
Loans, net of unearned income	1,357,476	1,336,125	1,164,821	1,005,525	840,925
Securities	339,730	327,447	352,726	345,661	349,250
Deposits	1,566,227	1,534,726	1,370,640	1,262,660	1,075,837
Shareholders' equity	222,542	208,717	201,380	197,835	173,780
Shareholders' equity, tangible (1)	177,744	163,654	155,789	151,280	132,692

Per Share Information:
Earnings per share, basic	$2.60	$1.76	$1.89	$1.73	$1.62
Earnings per share, diluted	2.59	1.76	1.89	1.73	1.62
Cash dividends paid	1.00	0.97	0.96	0.93	0.92
Book value	25.52	24.13	23.37	22.95	22.07
Book value, tangible (1)	20.38	18.92	18.08	17.55	16.86

Average common shares outstanding - basic	8,698,014	8,641,717	8,611,507	8,680,502	7,867,198
Average common shares outstanding - diluted	8,708,462	8,660,628	8,621,241	8,688,450	7,877,576

Selected Ratios:
Return on average assets	1.24%	0.87%	1.02%	0.99%	0.97%
Return on average equity (2)	10.56%	7.34%	8.07%	7.65%	7.40%
Return on average tangible equity (1)(3)	13.49%	9.59%	10.85%	10.62%	10.31%
Dividend payout ratio	38.54%	54.98%	50.71%	53.65%	56.80%
Efficiency ratio (1)(4)	59.57%	60.89%	61.47%	63.81%	63.41%
Net interest margin	3.49%	3.50%	3.52%	3.69%	3.66%

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.94%	1.02%	1.10%	1.25%	1.48%
Allowance for loan losses to period end non-performing loans	1,101.98%	531.37%	360.39%	242.09%	302.21%
Non-performing assets to total assets	0.11%	0.21%	0.29%	0.48%	0.46%
Net charge-offs to average loans	0.05%	0.02%	0.00%	0.08%	0.07%

Capital Ratios:
Total risk-based capital ratio	15.35%	14.39%	14.81%	16.34%	17.86%
Common equity tier 1 capital ratio	12.55%	11.50%	11.77%	12.88%	n/a
Tier 1 capital ratio	14.46%	13.42%	13.83%	15.23%	16.59%
Tier 1 leverage ratio	11.62%	10.95%	11.67%	12.05%	12.16%
Tangible equity to tangible assets ratio (1)(5)	9.78%	9.24%	9.54%	10.08%	10.00%

(1)
Non-GAAP financial measure. See the Non-GAAP Presentations section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for reconciliation.

(2)	Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(3)
Return on average tangible common equity is calculated by dividing net income available to common shareholders plus amortization of intangibles tax effected by average common equity less average intangibles.

(4)
The efficiency ratio is calculated by dividing noninterest expense excluding (i) gains or losses on the sale of other real estate owned and (ii) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income excluding (x) gains or losses on securities and (y) gains or losses on sale of premises and equipment.

(5)	Tangible equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

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
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with GAAP and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities, (8) the unfunded pension liability, and (9) derivative financial instruments.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.
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

•	The loan's observable market price; or

•	The fair value of the collateral, net of estimated costs to dispose, if the loan is collateral dependent.

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
Acquired Loans with Specific Credit-Related Deterioration
Acquired loans with specific credit deterioration are accounted for by the Company in accordance with FASB ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration since origination is identified, are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.
Goodwill and Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 8.25 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. No indicators of impairment were identified during the years ended December 31, 2018, 2017, or 2016.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and the Company's ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.
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
Derivative Financial Instruments
The Company uses derivatives primarily to manage risk associated with changing interest rates. The Company's derivative financial instruments consist of interest rate swaps that qualify as cash flow hedges of the Company's trust preferred capital notes. The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The effective portion of the gain or loss on the Company's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
ANNOUNCED ACQUISITION
On October 1, 2018, the Company and HomeTown announced the signing of the Merger Agreement pursuant to which HomeTown will merge with and into the Company in a transaction valued at approximately $95.6 million at the time of the announcement. The proposed combination will deepen the Company’s footprint in the Roanoke, Virginia metropolitan area and create a presence in the New River Valley with an office in Christiansburg, Virginia. Upon completion of the merger and with two office consolidations, the Company will have eight offices in the combined Roanoke/New River Valley market area. Based on reported financial results as of December 31, 2018, the combined company will have approximately $2.4 billion in assets, $1.8 billion in loans, and $2.0 billion in deposits across Virginia and North Carolina. Pursuant and subject to the terms of the Merger Agreement, as a result of the merger, the holders of shares of HomeTown common stock will receive 0.4150 shares of the Company’s common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Subject to customary closing conditions, including regulatory and shareholder approvals, the merger is expected to close early in the second quarter of 2019. Following completion of the merger, HomeTown Bank, will be merged with and into the Bank.
HomeTown Bank, which opened for business on November 14, 2005, offers a full range of banking services to small and medium-size businesses, real estate investors and developers, private investors, professionals and individuals. HomeTown Bank serves three markets including the Roanoke Valley, the New River Valley and Smith Mountain Lake through six branches, seven ATMs, HomeTown Mortgage and HomeTown Investments.
NON-GAAP PRESENTATIONS
Non-GAAP presentations are provided because the Company believes these may be valuable to investors. These include (1) the calculation of the efficiency ratio, (2) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, (3) return on average tangible equity, (4) tangible equity to tangible assets ratio, and (5) tangible book value.

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO") and (2) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income excluding (x) gains or losses on securities and (y) gains or losses on sale of premises and equipment. The efficiency ratio for 2018, 2017, and 2016 was 59.57%, 60.89%, and 61.47%, respectively. The Company expects continued improvement in this ratio in 2019. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Efficiency Ratio
Noninterest expense	$44,246	$42,883	$39,801
Subtract: loss on sale OREO	(44)	(164)	(228)
Subtract: merger related expenses	(872)	—	—
	$43,330	$42,719	$39,573

Net interest income	$59,094	$55,747	$49,854
Tax equivalent adjustment	556	1,339	1,846
Noninterest income	13,274	14,227	13,505
Subtract: gain on securities	(123)	(812)	(836)
Add/Subtract: (gain)/loss on sale of fixed assets	(60)	(344)	9
	$72,741	$70,157	$64,378

Efficiency ratio	59.57%	60.89%	61.47%
Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2018 and 35% for 2017 and 2016. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$60,159	$55,581	$48,224
Interest income - investments and other	9,165	8,796	9,792
Interest expense - deposits	(8,086)	(5,794)	(5,103)
Interest expense - customer repurchase agreements	(164)	(142)	(5)
Interest expense - other short-term borrowings	(22)	(31)	(5)
Interest expense - long-term borrowings	(1,402)	(1,324)	(1,203)
Total net interest income	$59,650	$57,086	$51,700
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(192)	$(305)	$(253)
Tax benefit realized on non-taxable interest income - municipal securities	(364)	(1,034)	(1,593)
GAAP measures	$59,094	$55,747	$49,854

Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Years Ended December 31,
	2018	2017

Return on average equity (GAAP basis)	10.56%	7.34%
Impact of excluding average goodwill and other intangibles	2.93%	2.25%
Return on average tangible equity (non-GAAP)	13.49%	9.59%
Tangible equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2018	2017

Equity to assets ratio	11.95%	11.49%
Impact of excluding goodwill and other intangibles	(2.17)%	(2.25)%
Tangible equity to tangible assets ratio	9.78%	9.24%
The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2018	2017

Book value per share (GAAP basis)	$25.52	$24.13
Impact of excluding goodwill and other intangibles	(5.14)	(5.21)
Tangible book value per share (non-GAAP)	$20.38	$18.92
RESULTS OF OPERATIONS
Net Income
Net income for 2018 was $22,579,000 compared to $15,249,000 for 2017, an increase of $7,330,000 or 48.1%. Basic earnings per share were $2.60 for 2018 compared to $1.76 for 2017. Diluted earnings per share were $2.59 for 2018 compared to $1.76 for 2017. This net income produced for 2018 a return on average assets of 1.24%, a return on average equity of 10.56%, and a return on average tangible equity of 13.49%.
Earnings for 2018 were positively impacted by increased net interest income, resulting mostly from higher yields on the loan portfolio and greater loan volume. Earnings also increased due to a significant reduction in the loan loss provision. The need for a loan loss provision was reduced by three factors: loan balances, continued strong asset quality metrics, and improvements in various qualitative factors used in computing the allowance for loan losses. Lastly benefiting earnings was the substantial decrease in the corporate tax rate. The corporate tax rate reduction from 35% to 21%, enacted into law by the Tax Reform Act in late 2017, became effective in 2018.

Net income for 2017 was $15,249,000 compared to $16,301,000 for 2016, a decrease of $1,052,000 or 6.5%. Basic and diluted earnings per share were $1.76 for 2017 compared to $1.89 for 2016. This net income produced for 2017 a return on average assets of 0.87%, a return on average equity of 7.34%, and a return on average tangible equity of 9.59%.
Although the corporate tax rate reduction from 35% to 21% became effective in 2018, the enactment required companies to revalue their deferred tax assets at the new tax rate in 2017. Accordingly, in December 2017 the Company recognized a $2.7 million charge ($0.31 per share) to its deferred tax asset and a corresponding increase in income tax expense.
Earnings for 2018, 2017, and 2016 were favorably impacted by the 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina") and the 2015 acquisition of MainStreet. The financial impact of the mergers was mostly a significant increase in earning assets.

Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The 2011 acquisition of MidCarolina and the 2015 acquisition of MainStreet impacted net interest income positively for 2018, 2017, and 2016 through increased earning assets.
The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2018, and a tax rate of 35% was used for 2017 and 2016. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.
Net interest income on a taxable equivalent basis increased $2,564,000, or 4.5%, in 2018 from 2017, following a $5,386,000, or 10.4%, increase in 2017 from 2016. The increase in net interest income in 2018 was primarily due to increased volumes of earning assets related to organic growth and increasing market interest rates.
Yields on loans were 4.51% in 2018 compared to 4.39% in 2017. Cost of funds was 0.82% in 2018 compared to 0.64% in 2017. Between 2018 and 2017, deposit rates for demand accounts remained the same at 0.02%, money market accounts increased to 0.89% from 0.50%, and time deposits increased to 1.20% from 1.05%. The increase in money market rates was related mainly to high dollar volume commercial and municipal customer accounts. Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.49% for 2018, 3.50% for 2017, and 3.52% for 2016.
During 2008, the Federal Open Market Committee ("FOMC") of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it remained, unchanged, through mid-December 2015. On December 17, 2015, the FOMC raised the target federal funds rate from 0.25% to 0.50%. On December 15, 2016, the FOMC raised the target federal funds rate from 0.50% to 0.75%. The FOMC raised the target federal funds rate by 0.25% on each of March 15, June 14, and December 13, 2017, ending the year at 1.50%. In 2018, the FOMC raised the target federal funds rate by 0.25% on each of March 21, June 13, September 26, and December 19, ending the year at 2.50%. The increase in rates is expected to have a nominal positive impact on net interest income. Given recent economic and geopolitical events in late 2018 and early 2019, it is possible that the federal funds rate may be unchanged at year end 2019 compared to year end 2018.
Net interest income on a taxable equivalent basis increased $5,386,000, or 10.4%, in 2017 from 2016, following a $421,000 or 0.8% increase in 2016 from 2015. The increase in net interest income in 2017 was primarily due to increased volumes of earning assets related to organic growth.
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

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Loans:
Commercial	$264,241	$229,239	$198,326	$10,579	$8,829	$7,856	4.00%	3.85%	3.96%
Real estate	1,063,950	1,031,558	859,721	49,275	46,400	39,763	4.63	4.50	4.63
Consumer	4,676	4,652	5,230	305	352	605	6.52	7.57	11.57
Total loans	1,332,867	1,265,449	1,063,277	60,159	55,581	48,224	4.51	4.39	4.54

Securities:
Federal agencies and GSEs	121,923	97,670	96,009	2,708	1,849	1,674	2.22	1.89	1.74
Mortgage-backed and CMOs	109,048	82,042	79,720	2,467	1,725	1,635	2.26	2.10	2.05
State and municipal	85,061	105,869	160,279	2,399	3,781	5,647	2.82	3.57	3.52
Other securities	14,950	15,796	15,953	718	707	560	4.80	4.48	3.51
Total securities	330,982	301,377	351,961	8,292	8,062	9,516	2.51	2.68	2.70

Deposits in other banks	45,434	65,027	55,410	873	734	276	1.92	1.13	0.50
Total interest earning assets	1,709,283	1,631,853	1,470,648	69,324	64,377	58,016	4.06	3.95	3.94

Nonearning assets	118,375	126,159	127,501

Total assets	$1,827,658	$1,758,012	$1,598,149

Deposits:
Demand	$234,857	$217,833	$216,521	49	43	99	0.02	0.02	0.05
Money market	393,321	335,085	239,262	3,505	1,668	432	0.89	0.50	0.18
Savings	132,182	125,157	118,144	40	38	47	0.03	0.03	0.04
Time	374,152	383,444	396,801	4,492	4,045	4,525	1.20	1.05	1.14
Total deposits	1,134,512	1,061,519	970,728	8,086	5,794	5,103	0.71	0.55	0.53

Customer repurchase agreements	18,401	46,335	46,832	164	142	5	0.89	0.31	0.01
Other short-term borrowings	1,149	3,158	656	22	31	5	1.91	0.98	0.76
Long-term borrowings	27,874	36,887	37,640	1,402	1,324	1,203	5.03	3.59	3.20
Total interest bearing liabilities	1,181,936	1,147,899	1,055,856	9,674	7,291	6,316	0.82	0.64	0.60

Noninterest bearing demand deposits	421,527	392,663	330,315
Other liabilities	10,374	9,643	9,904
Shareholders' equity	213,821	207,807	202,074
Total liabilities and shareholders' equity	$1,827,658	$1,758,012	$1,598,149

Interest rate spread							3.24%	3.31%	3.34%
Net interest margin							3.49%	3.50%	3.52%

Net interest income (taxable equivalent basis)				59,650	57,086	51,700
Less: Taxable equivalent adjustment(1)				556	1,339	1,846
Net interest income				$59,094	$55,747	$49,854
______________________
(1) Calculated using the 21% statutory tax rate in 2018 and the 35% statutory tax rate in 2017 and 2016, respectively, due to tax rate change.

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
Changes in Net Interest Income (Rate / Volume Analysis)

	2018 vs. 2017			2017 vs. 2016
	Increase	Change Attributable to		Increase	Change Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,750	$360	$1,390	$973	$(223)	$1,196
Real estate	2,875	1,396	1,479	6,637	(1,119)	7,756
Consumer	(47)	(49)	2	(253)	(192)	(61)
Total loans	4,578	1,707	2,871	7,357	(1,534)	8,891
Securities:
Federal agencies and GSEs	859	353	506	175	146	29
Mortgage-backed and CMOs	742	139	603	90	42	48
State and municipal	(1,382)	(714)	(668)	(1,866)	76	(1,942)
Other securities	11	50	(39)	147	153	(6)
Total securities	230	(172)	402	(1,454)	417	(1,871)
Deposits in other banks	139	407	(268)	458	403	55
Total interest income	4,947	1,942	3,005	6,361	(714)	7,075

Interest expense
Deposits:
Demand	6	3	3	(56)	(57)	1
Money market	1,837	1,506	331	1,236	1,007	229
Savings	2	—	2	(9)	(12)	3
Time	447	547	(100)	(480)	(331)	(149)
Total deposits	2,292	2,056	236	691	607	84
Customer repurchase agreements	22	147	(125)	137	137	—
Other borrowings	69	506	(437)	147	90	57
Total interest expense	2,383	2,709	(326)	975	834	141
Net interest income	$2,564	$(767)	$3,331	$5,386	$(1,548)	$6,934

Noninterest Income
For the year ended December 31, 2018, noninterest income decreased $953,000 or 6.7% compared to the year ended December 31, 2017.

	Years Ended December 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$3,783	$3,926	$(143)	(3.6)%
Service charges on deposit accounts	2,455	2,426	29	1.2
Other fees and commissions	2,637	2,471	166	6.7
Mortgage banking income	1,862	2,208	(346)	(15.7)
Securities gains, net	123	812	(689)	(84.9)
Brokerage fees	795	829	(34)	(4.1)
Income from Small Business Investment Companies	637	236	401	169.9
Gains on premises and equipment, net	60	344	(284)	82.6
Other	922	975	(53)	(5.4)
Total noninterest income	$13,274	$14,227	$(953)	(6.7)%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust fees decreased slightly while service charges increased slightly for 2018 compared to 2017. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income decreased in 2018, primarily due to lower demand. Secondary market mortgage loan volume for 2018 was $77,739,000 compared to $86,612,000 for 2017. Net securities gains were down $689,000, or 84.9%. Income from Small Business Investment Company ("SBIC") investments, which is volatile and difficult to predict, increased $401,000 or 169.9% for 2018 compared to 2017. Net gains on premises and equipment decreased $284,000 for 2018 compared to 2017 primarily due to a $337,000 gain from the 2017 sale of a bank owned commercial lot acquired in the MidCarolina acquisition.

	Years Ended December 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$3,926	$3,791	$135	3.6%
Service charges on deposit accounts	2,426	2,467	(41)	(1.7)
Other fees and commissions	2,471	2,261	210	9.3
Mortgage banking income	2,208	1,713	495	28.9
Securities gains, net	812	836	(24)	(2.9)
Brokerage fees	829	843	(14)	(1.7)
Income from Small Business Investment Companies	236	463	(227)	(49.0)
Gains (losses) on premises and equipment, net	344	(9)	353	3,922.2
Other	975	1,140	(165)	(14.5)
Total noninterest income	$14,227	$13,505	$722	5.3%
Trust fees increased slightly while service charges decreased slightly for 2017 compared to 2016. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased significantly in 2017 compared to 2016 as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Secondary market mortgage loan volume for 2017 was $86,612,000 compared to $78,330,000 for 2016. Income from SBIC investments decreased $227,000, or 49.0%, for 2017 compared to 2016. Net gains (losses) on premises and equipment increased $353,000 for 2017 compared to 2016 primarily due to a $337,000 gain from the sale of a bank owned commercial lot acquired in the MidCarolina acquisition. Other income decreased $165,000 for 2017 compared to 2016 primarily due to the additional income from investments in limited partnerships in 2016.

Noninterest Expense
For the year ended December 31, 2018, noninterest expense increased $1,363,000, or 3.2%, as compared to the year ended December 31, 2017.

	Years Ended December 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest expense:
Salaries	$20,509	$19,829	$680	3.4%
Employee benefits	4,370	4,274	96	2.2
Occupancy and equipment	4,378	4,487	(109)	(2.4)
FDIC assessment	537	538	(1)	(0.2)
Bank franchise tax	1,054	1,072	(18)	(1.7)
Core deposit intangible amortization	265	528	(263)	(49.8)
Data processing	1,691	2,014	(323)	(16.0)
Software	1,279	1,144	135	11.8
Other real estate owned, net	122	303	(181)	(59.7)
Merger related expenses	872	—	872	—
Other	9,169	8,694	475	5.5
Total noninterest expense	$44,246	$42,883	$1,363	3.2%
Salaries expense increased $680,000, or 3.4%, in 2018 compared to 2017 as a result of normal annual salary adjustments, additional employees, anticipated retirements and adjustments to fringe benefit accruals. Core deposit intangible amortization decreased in 2018 compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 is recognized under the accelerated method and will be fully amortized in 2020. The primary driver of the increase in noninterest expense was merger related expenses pursuant to the pending acquisition of HomeTown; these nonrecurring expenses totaled $872,000 in the fourth quarter of 2018.

	Years Ended December 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest expense:
Salaries	$19,829	$17,568	$2,261	12.9%
Employee benefits	4,274	3,829	445	11.6
Occupancy and equipment	4,487	4,246	241	5.7
FDIC assessment	538	647	(109)	(16.8)
Bank franchise tax	1,072	995	77	7.7
Core deposit intangible amortization	528	964	(436)	(45.2)
Data processing	2,014	1,828	186	10.2
Software	1,144	1,143	1	0.1
Other real estate owned, net	303	336	(33)	(9.8)
Other	8,694	8,245	449	5.4
Total noninterest expense	$42,883	$39,801	$3,082	7.7%
Salaries expense increased $2,261,000, or 12.9%, in 2017 compared to 2016. The increase in salaries expense and employee benefits expense resulted primarily due to the addition of eight full time equivalent employees during 2017. The Bank added two mortgage loan originators, a trust officer, and several branch level personnel. On the support side of the Bank, additions were made to the credit function, risk, and loan review. The expense for FDIC assessment decreased in 2017 due to the reduction in FDIC assessment rates effective the third quarter of 2016. Core deposit intangible amortization decreased in 2017 compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 is recognized under the accelerated method and will be fully amortized in 2020. The increase of $449,000 in other expenses for

2017 compared to 2016 is primarily due to increased marketing and printing for marketing campaigns and the de novo branch openings in 2017.
Income Taxes
Income taxes on 2018 earnings amounted to $5,646,000, resulting in an effective tax rate of 20.0%, compared to 41.5% in 2017 and 30.1% in 2016. Income tax expense for 2017 includes a one-time write-down of net deferred tax assets in the amount of $2.7 million, recorded as a result of the enactment of the Tax Reform Act on December 22, 2017. The Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018.
The effective tax rate is lowered by income that is not taxable for federal income tax purposes. The primary non-taxable income is from state and municipal securities and loans.
Fair Value Impact to Pretax Income
The July 2011 merger with MidCarolina and the January 2015 merger with MainStreet had a material and positive impact on earnings. The ongoing financial impact of the mergers was mostly the result of the increase in earnings assets. However, the specific financial impact of the fair value related accounting adjustments is reflected in the following tables. The tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the mergers on net interest income and pretax income for the years ended December 31, 2018, 2017, and 2016, respectively (dollars in thousands):

	Income Statement Effect	Accretion (Amortization) for the Years Ended December 31,
		2018	2017	2016
Interest income/(expense):
Acquired performing loans	Income	$438	$695	$1,085
Purchased credit impaired loans	Income	952	1,541	1,357
FHLB advances	Expense	—	(20)	(22)
Junior subordinated debt	Expense	(102)	(102)	(102)
Net Interest Income		1,288	2,114	2,318

Non-interest expense
Amortization of core deposit intangible	Expense	(265)	(528)	(964)
Net non-interest expense		(265)	(528)	(964)

Change in pretax income		$1,023	$1,586	$1,354

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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2018 is asset sensitive. As of early 2019, management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.
Earnings Simulation
The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2018 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.
Estimated Changes in Net Interest Income

	December 31, 2018
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$9,311	12.3%
Up 3.0%	7,025	9.2
Up 2.0%	4,769	6.3
Up 1.0%	2,495	3.3
Flat	—	—
Down 0.25%	(630)	(0.8)
Down 0.50%	(3,731)	(4.9)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2018 (dollars in thousands):
Estimated Changes in Economic Value of Equity

	December 31, 2018
Change in interest rates	Amount	$ Change	% Change

Up 4%	$390,048	$75,631	24.1%
Up 3%	378,366	63,949	20.3
Up 2%	362,945	48,528	15.4
Up 1%	342,399	27,982	8.9
Flat	314,417	—	—
Down 0.25%	305,494	(8,923)	(2.8)
Down 0.50%	273,177	(41,240)	(13.1)
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
The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2018, there were no principal advance obligations to the FHLB compared to $24,000,000 in variable-rate, short-term advances at December 31, 2017. The Company also had outstanding $190,250,000 in letters of credit at December 31, 2018 compared to $190,700,000 in letters of credit at December 31, 2017. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.
Short-term borrowing is discussed in Note 9 and long-term borrowing is discussed in Note 10 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2018. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Deposits through the CDARS program as of December 31, 2018 and 2017 were $22,431,000 and $25,838,000, respectively.
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

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of available for sale securities at the end of the last three years (dollars in thousands):

	As of December 31,
	2018		2017		2016
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
Federal Agencies:
Within 1 year	$—	—%	$7,001	1.49%	$9,392	1.16%
1 to 5 years	68,786	2.27	48,789	1.91	27,039	1.39
5 to 10 years	55,797	2.66	45,973	2.23	57,467	1.97
Over 10 years	12,487	2.05	12,483	2.02	12,481	2.02
Total	137,070	2.40	114,246	2.02	106,379	1.76

Mortgage-backed:
Within 1 year	72	3.14	—	—	1,919	4.57
1 to 5 years	2,946	2.62	2,770	2.59	4,040	2.67
5 to 10 years	36,241	2.44	22,849	2.29	15,242	2.29
Over 10 years	74,624	2.54	80,544	2.28	58,716	1.99
Total	113,883	2.51	106,163	2.29	79,917	2.15

State and Municipal:
Within 1 year	6,872	2.25	4,539	2.73	11,637	2.80
1 to 5 years	46,287	2.93	52,975	3.52	73,558	3.26
5 to 10 years	20,199	2.82	27,411	3.77	47,977	3.76
Over 10 years	6,664	2.71	7,786	3.03	12,585	3.36
Total	80,022	2.82	92,711	3.52	145,757	3.39

Corporate Securities:
Within 1 year	—	—	—	—	2,313	1.72
1 to 5 years	500	2.42	1,042	1.50	4,279	1.85
5 to 10 years	—	—	500	2.42	500	2.42
Over 10 years	6,299	5.41	6,300	5.41	6,300	5.41
Total	6,799	4.70	7,842	4.70	13,392	3.53

Common Stock:
No maturity	—	—	1,383	—	1,288	—
Total	—	—	1,383	—	1,288	—

Total portfolio	$337,774	2.59%	$322,345	2.60%	$346,733	2.60%
The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $1,830,000 at December 31, 2018 and recognized in income $42,000 of unrealized holding gains during 2018. During the year ended December 31, 2018, the Company sold $431,000 in equity securities at fair value.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Average loans increased $67,418,000 or 5.3% from 2017 to 2018. Average loans increased $202,172,000 or 19.0% from 2016 to 2017.
At December 31, 2018, total loans were $1,357,476,000, an increase of $21,351,000 or 1.6% from the prior year. Growth was muted in most of 2018 primarily because of over $40 million in large commercial loan payoffs during the year.

Loans held for sale totaled $640,000 at December 31, 2018 and $1,639,000 at December 31, 2017. Loan production volume was $77,739,000 and $86,612,000 for 2018 and 2017, respectively. These loans were approximately 60% purchase, 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2018	2017	2016	2015	2014
Real estate:
Construction and land development	$97,240	$123,147	$114,258	$72,968	$50,863
Commercial real estate	655,800	637,701	510,960	430,186	391,472
Residential real estate	209,438	209,326	215,104	220,434	175,293
Home equity	103,933	109,857	110,751	98,449	91,075
Total real estate	1,066,411	1,080,031	951,073	822,037	708,703

Commercial and industrial	285,972	251,666	208,717	177,481	126,981
Consumer	5,093	4,428	5,031	6,007	5,241

Total loans	$1,357,476	$1,336,125	$1,164,821	$1,005,525	$840,925
The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):
Loans by Geographic Region

	As of December 31, 2018		Percentage Change in Balance Since December 31, 2017
	Balance	Percentage of Portfolio
Danville region	$219,326	16.2%	(4.8)%
Central region	150,299	11.1	(4.4)
Southside region	70,743	5.2	(3.4)
Eastern region	93,314	6.9	(4.8)
Franklin region	110,688	8.1	2.6
Roanoke region	116,219	8.6	24.1
Alamance region	263,008	19.4	8.5
Guilford region	266,615	19.6	(6.7)
Winston-Salem region	67,264	4.9	41.4

Total loans	$1,357,476	100.0%	1.6%
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
The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2018 or 2017.

The following table presents the maturity schedule of selected loan types (dollars in thousands):
Maturities of Selected Loan Types
December 31, 2018

	Commercial and Industrial (1)	Construction and Land Development	Total
1 year or less	$54,614	$20,045	$74,659
1 to 5 years (2)	155,570	56,359	211,929
After 5 years (2)	75,788	20,836	96,624
Total	$285,972	$97,240	$383,212
______________________

(1)	Includes agricultural loans.

(2)	Of the loans due after one year, $228,551 have predetermined interest rates and $80,002 have floating or adjustable interest rates.
Provision for Loan Losses
The Company had a negative provision for loan losses of $103,000 for the year ended December 31, 2018, compared to a provision for loan losses of $1,016,000 and $250,000 for the years ended December 31, 2017 and 2016, respectively.
The negative provision for 2018 related to favorable adjustments on the purchased credit impaired loan loss allowance. The larger provision for 2017 related to continued loan growth but was mitigated by continued strong asset quality metrics and improving local and national economic indicators. The smaller provision expense in 2016 related to improvement in various qualitative factors, notably asset quality, local economic conditions and continued decline in historical loss factors compared to 2015. Improvements in asset quality were apparent in declines in past due and nonaccrual loans, as well as in qualitative factors for asset quality and economic conditions, which were somewhat offset by additional factors assigned to unseasoned loans in new markets.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
The ALLL was $12,805,000, $13,603,000, and $12,801,000 at December 31, 2018, 2017, and 2016, respectively. The ALLL as a percentage of loans at each of those dates was 0.94%, 1.02%, and 1.10%, respectively.
The decrease in the allowance as a percentage of loans during 2018, 2017, and 2016 was primarily due to continued high asset quality, low charge-offs, and improvement in various qualitative factors, notably economic, used in the determination of the allowance.
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
The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 0.94% at December 31, 2018, compared to 1.04% at December 31, 2017. On a dollar basis, the reserve was $12,560,000 at December 31, 2018, compared to $13,151,000 at December 31, 2017. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued improvement in asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 4.78% at December 31, 2018, compared to 5.18% at December 31, 2017. On a dollar basis, the reserve was $64,000 at December 31, 2018, compared to $167,000 at December 31, 2017. There is ongoing turnover in the composition of the impaired loan population, which decreased $1,883,000 from December 31, 2017.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $181,000 at December 31, 2018, compared to $285,000 at December 31, 2017. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provisions.
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):
Summary of Loan Loss Experience

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$13,603	$12,801	$12,601	$12,427	$12,600

Charge-offs:
Construction and land development	—	35	—	20	—
Commercial real estate	11	58	10	462	510
Residential real estate	—	159	21	15	121
Home equity	86	13	66	308	137
Total real estate	97	265	97	805	768
Commercial and industrial	787	282	40	175	101
Consumer	136	143	189	220	95
Total charge-offs	1,020	690	326	1,200	964

Recoveries:
Construction and land development	4	43	11	81	28
Commercial real estate	6	17	21	43	38
Residential real estate	45	45	53	121	126
Home equity	104	40	15	18	65
Total real estate	159	145	100	263	257
Commercial and industrial	69	223	40	32	51
Consumer	97	108	136	129	83
Total recoveries	325	476	276	424	391

Net charge-offs	695	214	50	776	573
Provision for (recovery of) loan losses	(103)	1,016	250	950	400
Balance at end of period	$12,805	$13,603	$12,801	$12,601	$12,427
The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):
Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,537	21.0%	$2,413	18.8%	$2,095	17.9%	$2,065	17.7%	$1,818	15.1%

Commercial real estate	7,246	55.5	8,321	57.0	7,355	53.7	6,930	50.0	6,814	52.6

Residential real estate	2,977	23.1	2,825	23.9	3,303	28.0	3,546	31.7	3,715	31.7

Consumer	45	0.4	44	0.3	48	0.4	60	0.6	80	0.6

Total	$12,805	100.0%	$13,603	100.0%	$12,801	100.0%	$12,601	100.0%	$12,427	100.0%
% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators
The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios
	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
Allowance to loans*	0.94%	1.02%	1.10%	1.25%	1.48%
ASC 450/general allowance	0.94	1.04	1.17	1.40	1.55
Net charge-offs to year-end allowance	5.43	1.57	0.39	6.16	4.61
Net charge-offs to average loans	0.05	0.02	0.00	0.08	0.07
Nonperforming assets to total assets*	0.11	0.21	0.29	0.48	0.46
Nonperforming loans to loans*	0.09	0.19	0.30	0.52	0.49
Provision to net charge-offs (recoveries)	(14.82)	474.77	500.00	122.42	69.81
Provision to average loans	(0.01)	0.08	0.02	0.10	0.05
Allowance to nonperforming loans*	1,101.98	531.37	360.39	242.09	302.21
* at year end.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.09% at December 31, 2018 compared to 0.19% at December 31, 2017. The decrease in nonperforming loans during 2018 was $1,398,000.
Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets represented 0.11% at December 31, 2018 compared to 0.21% of total assets at December 31, 2017.
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

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):
Nonperforming Assets

	As of December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans:
Real estate	$1,007	$2,111	$2,928	$5,022	$4,111
Commercial	83	90	19	90	—
Consumer	—	—	18	2	1
Total nonaccrual loans	1,090	2,201	2,965	5,114	4,112

Loans past due 90 days and accruing interest:
Real estate	72	359	587	84	—
Commercial	—	—	—	—	—
Consumer	—	—	—	7	—
Total past due loans	72	359	587	91	—

Total nonperforming loans	1,162	2,560	3,552	5,205	4,112

Other real estate owned, net	869	1,225	1,328	2,184	2,119

Total nonperforming assets	$2,031	$3,785	$4,880	$7,389	$6,231
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of the dates indicated (dollars in thousands):
Impaired Loans

	As of December 31,
	2018	2017	2016	2015	2014
Accruing	$848	$1,016	$2,059	$1,171	$989
On nonaccrual status	486	2,201	2,785	3,536	3,548
Total impaired loans	$1,334	$3,217	$4,844	$4,707	$4,537
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,090,000 in TDRs at December 31, 2018 compared to $1,306,000 at December 31, 2017.
Other Real Estate Owned
Other real estate owned is carried on the consolidated balance sheets at $869,000 and $1,225,000 as of December 31, 2018 and 2017, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2018	2017	2016	2015	2014
Construction and land development	$78	$318	$139	$886	$1,577
1-4 family residential	719	629	653	643	382
Commercial real estate	72	278	536	655	160
Total OREO	$869	$1,225	$1,328	$2,184	$2,119
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $101,857,000, or 7.0%, in 2018, after increasing $153,139,000, or 11.8%, in 2017. This growth is mostly in non-maturity, core deposits, the heart of the Company's balance sheet.
Period-end total deposits increased $31,501,000, or 2.1%, during 2018. The increase was primarily related to steady growth in core deposits, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, of which there were none at year end 2018, 2017, and 2016, and time deposits through the CDARS program, which at year end totaled $22,431,000 for 2018, $25,838,000 for 2017, and $23,445,000 for 2016. Management considers the CDARS deposits the functional, though not regulatory, equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.
Average deposits and rates for the years indicated (dollars in thousands):
Deposits

	Years Ended December 31,
	2018		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest bearing deposits	$421,527	—%	$392,663	—%	$330,315	—%
Interest bearing accounts:
NOW accounts	$234,857	0.02%	$217,833	0.02%	$216,521	0.05%
Money market	393,321	0.89	335,085	0.50	239,262	0.18
Savings	132,182	0.03	125,157	0.03	118,144	0.04
Time	374,152	1.20	383,444	1.05	396,801	1.14
Total interest bearing deposits	$1,134,512	0.71%	$1,061,519	0.55%	$970,728	0.53%
Average total deposits	$1,556,039	0.52%	$1,454,182	0.40%	$1,301,043	0.40%
Certificates of Deposit of $100,000 or More
Certificates of deposit at December 31, 2018 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2018
3 months or less	$24,331
Over 3 through 6 months	22,403
Over 6 through 12 months	49,526
Over 12 months	158,706
Total	$254,966

Certificates of Deposit of $250,000 or More
Certificates of deposit at December 31, 2018 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2018
3 months or less	$9,208
Over 3 through 6 months	12,993
Over 6 through 12 months	29,495
Over 12 months	108,300
Total	$159,996
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
The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):
Short-Term Borrowings

	As of December 31,
	2018	2017

Customer repurchase agreements	$35,243	$10,726
FHLB overnight borrowings	—	24,000
Total	$35,243	$34,726

Weighted interest rate	1.67%	1.10%

Average for the year ended:
Outstanding	$19,550	$49,493
Interest rate	0.95%	0.35%

Maximum month-end outstanding	$39,157	$63,921
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2018, the Bank's public deposits totaled $258,566,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2018, the Company had $190,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.
Shareholders' Equity
The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.
Shareholders' equity was $222,542,000 at December 31, 2018 and $208,717,000 at December 31, 2017.
The Company declared and paid quarterly dividends totaling $1.00 per share for 2018, $0.97 per share for 2017, and $0.96 per share for 2016. Cash dividends in 2018 totaled $8,702,000 and represented a 38.5% payout of 2018 net income, compared to a 55.0% payout in 2017, and a 50.7% payout in 2016.
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules. The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. In addition, to be well capitalized under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, the Bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.55%	11.50%	11.77%	12.88%	NA
Tier 1 capital ratio	14.46%	13.42%	13.83%	15.23%	16.59%
Total capital ratio	15.35%	14.39%	14.81%	16.34%	17.86%

Leverage Capital Ratios:
Tier 1 leverage ratio	11.62%	10.95%	11.67%	12.05%	12.16%
Management believes the Company is in compliance with all regulatory capital requirements applicable to it and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2018 and 2017.
Stock Repurchase Programs
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two year period. The share purchase limit was established at such number of shares equal to approximately 3.5% of the 8,622,000 common shares then outstanding at the time the Board of Directors approved the program. The program expired on November 19, 2017.
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period.
The Company did not repurchase any shares during 2018 and 2017.
CONTRACTUAL OBLIGATIONS
The following items are contractual obligations of the Company as of December 31, 2018 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$361,957	$140,563	$133,918	$83,204	$4,272
Repurchase agreements	35,243	35,243	—	—	—
Operating leases	5,543	883	1,481	1,291	1,888
Junior subordinated debt	27,927	—	—	—	27,927
OFF-BALANCE SHEET ACTIVITIES
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries. Refer to Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of junior subordinated debt. Off-balance sheet transactions were as follows as of the dates indicated (dollars in thousands):

	December 31,
Off-Balance Sheet Commitments	2018	2017

Commitments to extend credit	$362,586	$341,760
Standby letters of credit	15,555	13,647
Mortgage loan rate-lock commitments	9,710	5,089
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$16,668	$16,992	$17,217	$17,891	$68,768
Interest expense	2,125	2,204	2,466	2,879	9,674

Net interest income	14,543	14,788	14,751	15,012	59,094
Provision for (recovery of) loan losses	(44)	(30)	(23)	(6)	(103)
Net interest income after provision for loan losses	14,587	14,818	14,774	15,018	59,197

Noninterest income	3,333	3,563	3,380	2,998	13,274
Noninterest expense	10,702	11,002	10,904	11,638	44,246

Income before income taxes	7,218	7,379	7,250	6,378	28,225
Income taxes	1,406	1,399	1,465	1,376	5,646
Net income	$5,812	$5,980	$5,785	$5,002	$22,579

Per common share:
Net income - basic	$0.67	$0.69	$0.66	$0.57	$2.60
Net income - diluted	0.67	0.69	0.66	0.57	2.59
Cash dividends	0.25	0.25	0.25	0.25	1.00

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$14,681	$15,603	$16,274	$16,480	$63,038
Interest expense	1,547	1,691	1,936	2,117	7,291

Net interest income	13,134	13,912	14,338	14,363	55,747
Provision for (recovery of) loan losses	300	350	440	(74)	1,016
Net interest income after provision for loan losses	12,834	13,562	13,898	14,437	54,731

Noninterest income	3,271	3,348	3,804	3,804	14,227
Noninterest expense	10,441	10,711	10,710	11,021	42,883

Income before income taxes	5,664	6,199	6,992	7,220	26,075
Income taxes	1,601	1,920	2,205	5,100	10,826
Net income	$4,063	$4,279	$4,787	$2,120	$15,249

Per common share:
Net income - basic	$0.47	$0.49	$0.55	$0.25	$1.76
Net income - diluted	0.47	0.49	0.55	0.25	1.76
Cash dividends	0.24	0.24	0.24	0.25	0.97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company and our report dated March 8, 2019 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 8, 2019

American National Bankshares Inc.
Consolidated Balance Sheets
As of December 31, 2018 and 2017
(Dollars in thousands, except per share data)

ASSETS	2018	2017
Cash and due from banks	$29,587	$28,594
Interest-bearing deposits in other banks	34,668	23,883

Equity securities, at fair value	1,830	—
Securities available for sale, at fair value	332,653	321,337
Restricted stock, at cost	5,247	6,110
Loans held for sale	640	1,639

Loans, net of unearned income	1,357,476	1,336,125
Less allowance for loan losses	(12,805)	(13,603)
Net loans	1,344,671	1,322,522

Premises and equipment, net	26,675	25,901
Other real estate owned, net of valuation allowance of $109 in 2018 and $147 in 2017	869	1,225
Goodwill	43,872	43,872
Core deposit intangibles, net	926	1,191
Bank owned life insurance	18,941	18,460
Accrued interest receivable and other assets	22,287	21,344
Total assets	$1,862,866	$1,816,078

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$435,828	$394,344
Demand deposits -- interest bearing	234,621	226,914
Money market deposits	401,461	403,024
Savings deposits	132,360	126,786
Time deposits	361,957	383,658
Total deposits	1,566,227	1,534,726

Short-term borrowings:
Customer repurchase agreements	35,243	10,726
Other short-term borrowings	—	24,000
Junior subordinated debt	27,927	27,826
Accrued interest payable and other liabilities	10,927	10,083
Total liabilities	1,640,324	1,607,361

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,720,337 shares outstanding at December 31, 2018 and 8,650,547 shares outstanding at December 31, 2017	8,668	8,604
Capital in excess of par value	78,172	76,179
Retained earnings	141,537	127,010
Accumulated other comprehensive loss, net	(5,835)	(3,076)
Total shareholders' equity	222,542	208,717
Total liabilities and shareholders' equity	$1,862,866	$1,816,078
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands, except per share data)

	2018	2017	2016
Interest and Dividend Income:
Interest and fees on loans	$59,966	$55,276	$47,971
Interest and dividends on securities:
Taxable	6,106	4,666	4,454
Tax-exempt	1,502	2,043	3,135
Dividends	321	319	334
Other interest income	873	734	276
Total interest and dividend income	68,768	63,038	56,170
Interest Expense:
Interest on deposits	8,086	5,794	5,103
Interest on short-term borrowings	186	173	10
Interest on long-term borrowings	—	296	325
Interest on junior subordinated debt	1,402	1,028	878
Total interest expense	9,674	7,291	6,316
Net Interest Income	59,094	55,747	49,854
Provision for (recovery of) loan losses	(103)	1,016	250
Net Interest Income after Provision for Loan Losses	59,197	54,731	49,604
Noninterest Income:
Trust fees	3,783	3,926	3,791
Service charges on deposit accounts	2,455	2,426	2,467
Other fees and commissions	2,637	2,471	2,261
Mortgage banking income	1,862	2,208	1,713
Securities gains, net	123	812	836
Brokerage fees	795	829	843
Income from Small Business Investment Companies	637	236	463
Gains (losses) on premises and equipment, net	60	344	(9)
Other	922	975	1,140
Total noninterest income	13,274	14,227	13,505
Noninterest Expense:
Salaries	20,509	19,829	17,568
Employee benefits	4,370	4,274	3,829
Occupancy and equipment	4,378	4,487	4,246
FDIC assessment	537	538	647
Bank franchise tax	1,054	1,072	995
Core deposit intangible amortization	265	528	964
Data processing	1,691	2,014	1,828
Software	1,279	1,144	1,143
Other real estate owned, net	122	303	336
Merger related expenses	872	—	—
Other	9,169	8,694	8,245
Total noninterest expense	44,246	42,883	39,801
Income Before Income Taxes	28,225	26,075	23,308
Income Taxes	5,646	10,826	7,007
Net Income	$22,579	$15,249	$16,301
Net Income Per Common Share:
Basic	$2.60	$1.76	$1.89
Diluted	$2.59	$1.76	$1.89
Average Common Shares Outstanding:
Basic	8,698,014	8,641,717	8,611,507
Diluted	8,708,462	8,660,628	8,621,241
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$22,579	$15,249	$16,301

Other comprehensive loss:

Unrealized gains (losses) on securities available for sale	(3,209)	35	(5,736)
Tax effect	745	(12)	2,007

Reclassification adjustment for realized gains on securities	(81)	(812)	(836)
Tax effect	18	284	293

Unrealized losses on cash flow hedges	(804)	—	—
Tax effect	180	—	—

Change in unfunded pension liability	1,291	(234)	166
Tax effect	(249)	82	(58)

Other comprehensive loss	(2,109)	(657)	(4,164)

Comprehensive income	$20,470	$14,592	$12,137
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	16,301	—	16,301
Other comprehensive loss	—	—	—	(4,164)	(4,164)
Stock repurchased (51,384 shares)	(51)	(1,241)	—	—	(1,292)
Stock options exercised (5,784 shares)	6	136	—	—	142
Vesting of restricted stock (5,510 shares)	5	(5)	—	—	—
Equity based compensation (41,644 shares)	13	811	—	—	824
Cash dividends paid, $0.96 per share	—	—	(8,266)	—	(8,266)

Balance, December 31, 2016	8,578	75,076	119,600	(1,874)	201,380

Net income	—	—	15,249	—	15,249
Other comprehensive loss	—	—	—	(657)	(657)
Reclass "stranded" tax effects from tax rate change	—	—	545	(545)	—
Stock options exercised (4,950 shares)	5	108	—	—	113
Vesting of restricted stock (8,116 shares)	8	(8)	—	—	—
Equity based compensation (27,546 shares)	13	1,003	—	—	1,016
Cash dividends paid, $0.97 per share	—	—	(8,384)	—	(8,384)

Balance, December 31, 2017	8,604	76,179	127,010	(3,076)	208,717

Net income	—	—	22,579	—	22,579
Other comprehensive loss	—	—	—	(2,109)	(2,109)
Reclassification for ASU 2016-01 adoption*	—	—	650	(650)	—
Stock options exercised (35,310 shares)	35	826	—	—	861
Vesting of restricted stock (12,712 shares)	13	(13)	—	—	—
Equity based compensation (34,480 shares)	16	1,180	—	—	1,196
Cash dividends paid, $1.00 per share	—	—	(8,702)	—	(8,702)
Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542
 The accompanying notes are an integral part of the consolidated financial statements.
* See Note 1 for Comprehensive Income and Adoption of New Accounting Standards.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$22,579	$15,249	$16,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(103)	1,016	250
Depreciation	1,775	1,877	1,892
Net accretion of acquisition accounting adjustments	(1,288)	(2,114)	(2,318)
Core deposit intangible amortization	265	528	964
Net amortization of securities	1,617	1,831	2,678
Net gain on sale or call of securities available for sale	(81)	(812)	(836)
Net unrealized holding gain on equity securities	(42)	—	—
Gain on sale of loans held for sale	(1,862)	(1,765)	(1,328)
Proceeds from sales of loans held for sale	80,600	92,733	76,928
Originations of loans held for sale	(77,739)	(86,611)	(78,330)
Net loss on other real estate owned	14	22	72
Valuation allowance on other real estate owned	30	143	156
Net loss (gain) on sale of premises and equipment	(60)	(344)	9
Equity based compensation expense	1,196	1,016	824
Net change in bank owned life insurance	(481)	(297)	(505)
Deferred income tax expense	556	3,471	882
Net change in interest receivable	(218)	(148)	(967)
Net change in other assets	(100)	(379)	(1,390)
Net change in interest payable	121	51	(32)
Net change in other liabilities	723	284	867
Net cash provided by operating activities	27,502	25,751	16,117

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	431	—	—
Proceeds from sales of securities available for sale	57,607	55,903	13,019
Proceeds from maturities, calls and paydowns of securities available for sale	30,607	52,397	140,483
Purchases of securities available for sale	(106,575)	(84,931)	(168,069)
Net change in restricted stock	863	114	(912)
Net increase in loans	(21,256)	(170,515)	(157,198)
Proceeds from sale of premises and equipment	234	653	1
Purchases of premises and equipment	(2,723)	(2,648)	(3,613)
Proceeds from sales of other real estate owned	911	1,171	923
Net cash used in investing activities	(39,901)	(147,856)	(175,366)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	53,202	159,283	126,435
Net change in time deposits	(21,701)	4,803	(18,455)
Net change in customer repurchase agreements	24,517	(28,440)	(1,445)
Net change in other short-term borrowings	(24,000)	4,000	20,000
Net change in long-term borrowings	—	(10,000)	—
Common stock dividends paid	(8,702)	(8,384)	(8,266)
Repurchase of common stock	—	—	(1,292)
Proceeds from exercise of stock options	861	113	142
Net cash provided by financing activities	24,177	121,375	117,119

Net Increase (Decrease) in Cash and Cash Equivalents	11,778	(730)	(42,130)

Cash and Cash Equivalents at Beginning of Period	52,477	53,207	95,337

Cash and Cash Equivalents at End of Period	$64,255	$52,477	$53,207
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, derivative financial instruments, accounting for acquired loans with specific credit-related deterioration, the valuation of other real estate owned ("OREO"), and the valuation of deferred tax assets and liabilities.
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
In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed liabilities of MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 11 for further details concerning these entities.
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
Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Debt securities not classified as held to maturity or trading are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
Equity securities with readily determinable fair values that are not held for trading are carried at fair value with the unrealized gains and losses included in n
Due to the nature and restrictions placed on the Company's investment in common stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond, these securities have been classified as restricted equity securities and carried at cost.
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
Derivative Loan Commitments
The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2018, 2017 or 2016.
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
Substandard and doubtful risk graded commercial, commercial real estate, and construction loans equal to or greater than $100,000 are reviewed for impairment. All troubled debt restructurings ("TDRs"), regardless of dollar amount, are also evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
In connection with mergers, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Company does not expect to collect all contractual payments.  These purchased credit impaired loans are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.
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
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR.  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $1,090,000 in loans classified as TDRs as of December 31, 2018 and $1,306,000 as of December 31, 2017.

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
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2018, 2017, or 2016.
Trust Assets
Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.
Other Real Estate Owned
OREO represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2018 and 2017.
Stock-Based Compensation
Stock compensation accounting guidance Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
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
Earnings Per Common Share
Basic earnings per common share represent income available to common shareholders divided by the average number of common shares outstanding during the period. Diluted earnings per common share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company consist solely of outstanding stock options, and are determined using the treasury method. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.
Comprehensive Income
Comprehensive income is shown in a two statement approach; the first statement presents total net income and its components followed by a second statement that presents all the components of other comprehensive income which include unrealized gains and losses on available for sale securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the defined benefit postretirement plan.
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI").  The Company early adopted this new standard as of December 31, 2017. ASU 2018-02 requires reclassification from AOCI to retained earnings for "stranded" tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.  The amount of this reclassification in 2017 was $545,000 and is reflected in the Consolidated Statements of Changes in Shareholders' equity.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred, and were $365,000, $352,000, and $260,000 in 2018, 2017, and 2016, respectively.
Mergers and Acquisitions
Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable

GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expense caption.
Derivative Financial Instruments
The Company uses derivatives primarily to manage risk associated with changing interest rates. The Company's derivative financial instruments consist of interest rate swaps that qualify as cash flow hedges of the Company's trust preferred capital notes. The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The effective portion of the gain or loss on the Company's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
Reclassifications
Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year. There were no material reclassifications.
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, the valuation of OREO, and the valuation of deferred tax assets and liabilities.
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Company reclassified $650,000 from accumulated other comprehensive loss to retained earnings for the difference in amortized cost and fair value. In 2018, the Company recognized the equity securities fair value change in net income. Previously, the fair value changes were recognized, net of tax, in other comprehensive loss. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.
During the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and all subsequent amendments to the ASU (collectively "ASC 606"), which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenue is from interest income, including loans and securities, that are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of OREO, insurance commissions and miscellaneous fees. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The effect of adopting this standard on January 1, 2019 was an approximately $4.4 million increase in assets and liabilities on the Company's consolidated balance sheet.
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
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. This ASU was further amended in October 2018 by ASU 2018-16, which adds the Overnight Index Swap rate as a U.S. benchmark interest rate. These amendments will be effective concurrently with ASU 2017-12. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
Note 2 – Restrictions on Cash
The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement with the Federal Reserve Bank of Richmond was $3.0 million and $2.8 million at December 31, 2018 and 2017, respectively. Due to vault cash that exceeded the gross reserve requirement, the required balance to be maintained with the Federal Reserve Bank of Richmond was zero at both year ends.
The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2018 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $197,000.
Note 3 - Securities
The amortized cost and estimated fair value of investments in securities at December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$137,070	$442	$3,473	$134,039
Mortgage-backed and CMOs	113,883	385	2,401	111,867
State and municipal	80,022	411	531	79,902
Corporate	6,799	68	22	6,845
Total securities available for sale	$337,774	$1,306	$6,427	$332,653

The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $1,830,000 at December 31, 2018 and recognized in income $42,000 of unrealized holding gains during 2018. During the year ended December 31, 2018, the Company sold $431,000 in equity securities at fair value.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$114,246	$8	$2,127	$112,127
Mortgage-backed and CMOs	106,163	293	1,140	105,316
State and municipal	92,711	1,262	347	93,626
Corporate	7,842	234	14	8,062
Equity securities	1,383	823	—	2,206
Total securities available for sale	$322,345	$2,620	$3,628	$321,337
The amortized cost and estimated fair value of investments in debt securities at December 31, 2018, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,872	$6,868
Due after one year through five years	115,573	114,672
Due after five years through ten years	75,996	74,952
Due after ten years	25,450	24,294
Mortgage-backed and CMOs	113,883	111,867
	$337,774	$332,653
Gross realized gains and losses on and the proceeds from the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Gross realized gains	$342	$825	$844
Gross realized losses	(261)	(13)	(8)
Proceeds from sales of securities	57,607	55,903	13,019
Securities with a carrying value of approximately $143,064,000 and $166,284,000 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $190,250,000 at December 31, 2018 and $190,700,000 at December 31, 2017.
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$103,797	$3,473	$14,982	$8	$88,815	$3,465
Mortgage-backed and CMOs	86,852	2,401	5,473	15	81,379	2,386
State and municipal	39,755	531	7,199	18	32,556	513
Corporate	484	22	—	—	484	22
Total	$230,888	$6,427	$27,654	$41	$203,234	$6,386
Federal agencies and GSEs: The unrealized losses on the Company's investment in 23 government sponsored entities ("GSEs") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.
Mortgage-backed securities: The unrealized losses on the Company's investment in 70 GSE mortgage-backed securities were caused by interest rate increases. Sixty of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.
Collateralized Mortgage Obligations: The unrealized loss associated with two private GSE collateralized mortgage obligations ("CMOs") is due to normal market fluctuations. One of these securities has been in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.
State and municipal securities:  The unrealized losses on 62 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.
Corporate securities:  The unrealized loss on one corporate security was caused by interest rate increases and not credit deterioration. The contractual terms of the investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2018.
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's consolidated balance sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $3,621,000 and $3,587,000 as of December 31, 2018 and 2017, respectively, and FHLB stock in the amount of $1,626,000 and $2,523,000 as of December 31, 2018 and 2017, respectively.

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
Other-Than-Temporary-Impaired Securities
As of December 31, 2018 and 2017, there were no securities classified as other-than-temporary impaired.
Note 4 – Loans
Loans, excluding loans held for sale, at December 31, 2018 and 2017 were comprised of the following (dollars in thousands):

	December 31,
	2018	2017
Commercial	$285,972	$251,666
Commercial real estate:
Construction and land development	97,240	123,147
Commercial real estate	655,800	637,701
Residential real estate:
Residential	209,438	209,326
Home equity	103,933	109,857
Consumer	5,093	4,428
Total loans	$1,357,476	$1,336,125
Net deferred loan (fees) costs included in the above loan categories are $720,000 for 2018 and $463,000 for 2017.
Overdraft deposits were reclassified to consumer loans in the amount of $127,000 and $114,000 for 2018 and 2017, respectively.
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Outstanding principal balance	$63,619	$79,523
Carrying amount	58,886	73,796
The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Outstanding principal balance	$24,500	$27,876
Carrying amount	20,611	23,430

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	2018	2017	2016
Balance at January 1	$4,890	$6,103	$7,299
Accretion	(2,362)	(3,117)	(3,232)
Reclassification from nonaccretable difference	956	1,006	2,197
Other changes, net	1,149	898	(161)
Balance at December 31	$4,633	$4,890	$6,103
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$20	$—	$—	$83	$103	$285,869	$285,972
Commercial real estate:
Construction and land development	—	—	—	27	27	97,213	97,240
Commercial real estate	42	—	—	197	239	655,561	655,800
Residential:
Residential	456	157	72	659	1,344	208,094	209,438
Home equity	126	—	—	124	250	103,683	103,933
Consumer	21	3	—	—	24	5,069	5,093
Total	$665	$160	$72	$1,090	$1,987	$1,355,489	$1,357,476
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$90	$182	$251,484	$251,666
Commercial real estate:
Construction and land development	—	—	—	36	36	123,111	123,147
Commercial real estate	86	—	280	489	855	636,846	637,701
Residential:
Residential	282	71	79	1,343	1,775	207,551	209,326
Home equity	141	16	—	243	400	109,457	109,857
Consumer	21	5	—	—	26	4,402	4,428
Total	$622	$92	$359	$2,201	$3,274	$1,332,851	$1,336,125

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$28	$28	$—	$44	$14
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	376	373	—	542	36
Residential:
Residential	646	646	—	875	29
Home equity	49	49	—	108	10
Consumer	—	—	—	2	—
	$1,099	$1,096	$—	$1,571	$89
With a related allowance recorded:
Commercial	$62	$58	$55	$354	$40
Commercial real estate:
Construction and land development*	—	—	—	21	—
Commercial real estate*	—	—	—	18	—
Residential
Residential	173	173	9	342	9
Home equity*	—	—	—	128	1
Consumer*	—	—	—	—	—
	$235	$231	$64	$863	$50
Total:
Commercial	$90	$86	$55	$398	$54
Commercial real estate:
Construction and land development	—	—	—	21	—
Commercial real estate	376	373	—	560	36
Residential:
Residential	819	819	9	1,217	38
Home equity	49	49	—	236	11
Consumer	—	—	—	2	—
	$1,334	$1,327	$64	$2,434	$139
______________________
*Allowance is reported as zero in the table due to presentation in thousands and rounding.
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

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
______________________
*Allowance is reported as zero in the table due to presentation in thousands and rounding.
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2018, 2017, and 2016, included in the impaired loan balances (dollars in thousands):

Loans Modified as TDRs for the Year Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	1	11	11
Consumer	—	—	—
Total	1	$11	$11

	Loans Modified as TDRs for the Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$212	$212
Commercial real estate	—	—	—
Home equity	2	57	57
Residential real estate	1	36	36
Consumer	—	—	—
Total	8	$305	$305

	Loans Modified as TDRs for the Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$24	$24
Commercial real estate	2	1,005	1,003
Home equity	—	—	—
Residential real estate	4	322	312
Consumer	—	—	—
Total	8	$1,351	$1,339
During the years ended December 31, 2018 and 2016, the Company had no loans that subsequently defaulted within twelve months of modification. During the year ended December 31, 2017, there were three commercial loans with a total recorded investment of $109,000 and one residential real estate loan with a recorded investment of $143,000 that defaulted within twelve months of modification. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

The following table summarizes the primary reason certain loan modifications were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures (dollars in thousands):

	Year Ended December 31,
	2018			2017			2016
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$—	$—	$—	$—	$212	$137	$—	$24	$—
Commercial real estate	—	—	—	—	—	—	—	1,003	—
Home equity	—	—	—	—	57	1	—	—	—
Residential real estate	—	11	—	—	36	—	—	312	1
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$11	$—	$—	$305	$138	$—	$1,339	$1
The Company had $112,000 in residential real estate loans in the process of foreclosure at December 31, 2018 and $719,000 and $629,000 in residential OREO at December 31, 2018 and December 31, 2017, respectively.
Risk Ratings
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$285,092	$93,000	$647,519	$204,261	$103,541
Special Mention	154	1,840	4,403	1,685	—
Substandard	726	2,400	3,878	3,492	392
Doubtful	—	—	—	—	—
Total	$285,972	$97,240	$655,800	$209,438	$103,933
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,093
Nonperforming	—
Total	$5,093
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
Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2018, are presented below (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Allowance for Loan Losses
Balance, beginning of year	$13,603	$12,801	$12,601
Provision for (recovery of) loan losses	(103)	1,016	250
Charge-offs	(1,020)	(690)	(326)
Recoveries	325	476	276
Balance, end of year	$12,805	$13,603	$12,801

	Years Ended December 31,
	2018	2017	2016
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$206	$203	$184
Provision for unfunded commitments	11	3	19
Charge-offs	—	—	—
Balance, end of year	$217	$206	$203

The reserve for unfunded loan commitments is included in other liabilities, and the provision for (recovery of) unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2018 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2017	$2,413	$8,321	$2,825	$44	$13,603
Charge-offs	(787)	(11)	(86)	(136)	(1,020)
Recoveries	69	10	149	97	325
Provision	842	(1,074)	89	40	(103)
Balance at December 31, 2018	$2,537	$7,246	$2,977	$45	$12,805

Balance at December 31, 2018:

Allowance for Loan Losses
Individually evaluated for impairment	$55	$—	$9	$—	$64
Collectively evaluated for impairment	2,482	7,211	2,822	45	12,560
Purchased credit impaired loans	—	35	146	—	181
Total	$2,537	$7,246	$2,977	$45	$12,805

Loans
Individually evaluated for impairment	$90	$376	$868	$—	$1,334
Collectively evaluated for impairment	285,431	742,365	302,657	5,078	1,335,531
Purchased credit impaired loans	451	10,299	9,846	15	20,611
Total	$285,972	$753,040	$313,371	$5,093	$1,357,476

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2016	$2,095	$7,355	$3,303	$48	$12,801
Charge-offs	(282)	(93)	(172)	(143)	(690)
Recoveries	223	60	85	108	476
Provision	377	999	(391)	31	1,016
Balance at December 31, 2017	$2,413	$8,321	$2,825	$44	$13,603

Balance at December 31, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$154	$—	$13	$—	$167
Collectively evaluated for impairment	2,259	8,203	2,645	44	13,151
Purchased credit impaired loans	—	118	167	—	285
Total	$2,413	$8,321	$2,825	$44	$13,603

Loans
Individually evaluated for impairment	$206	$862	$2,144	$5	$3,217
Collectively evaluated for impairment	251,185	747,819	306,066	4,408	1,309,478
Purchased credit impaired loans	275	12,167	10,973	15	23,430
Total	$251,666	$760,848	$319,183	$4,428	$1,336,125
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
Note 6 – Premises and Equipment
Major classifications of premises and equipment at December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	December 31,
	2018	2017
Land	$6,509	$6,583
Buildings	28,075	26,713
Leasehold improvements	1,011	981
Furniture and equipment	17,521	17,677
	53,116	51,954
Accumulated depreciation	(26,441)	(26,053)
Premises and equipment, net	$26,675	$25,901
Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $1,775,000, $1,877,000, and $1,892,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2018 are as follows (dollars in thousands):

Minimum Lease
Year	Payments
2019	$883
2020	747
2021	734
2022	708
2023	583
2024 and after	1,888
$5,543
Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2018, 2017, and 2016 was $919,000, $961,000, and $897,000, respectively.
Note 7 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2018, 2017, or 2016.
Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the MainStreet acquisition were $1,839,000 and are being amortized on an accelerated basis over 120 months.
The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2018, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2017	$43,872	$1,191
Amortization	—	(265)
Balance at December 31, 2018	$43,872	$926
Goodwill and intangible assets at December 31, 2018 and 2017 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018
Core deposit intangibles	$11,508	$(10,582)	$926
Goodwill	43,872	—	43,872

December 31, 2017
Core deposit intangibles	$11,508	$(10,317)	$1,191
Goodwill	43,872	—	43,872

Amortization expense of core deposit intangibles for the years ended December 31, 2018, 2017, and 2016 was $265,000, $528,000, and $964,000, respectively.  As of December 31, 2018, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2019	$219
2020	207
2021	197
2022	155
2023	127
2024 and after	21
Total	$926
Note 8 - Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 was $159,996,000 and $162,781,000, respectively.
At December 31, 2018, the scheduled maturities and amounts of certificates of deposits (included in "time" deposits on the consolidated balance sheet) were as follows (dollars in thousands):

Year	Amount
2019	$140,563
2020	45,811
2021	88,107
2022	44,944
2023	38,260
2024 and after	4,272
Total	$361,957
There were no brokered time deposits at December 31, 2018 or December 31, 2017. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $22,431,000 at December 31, 2018 compared to $25,838,000 at December 31, 2017. Deposits through the CDARS program are generated from major customers with substantial relationships to the Bank.
Note 9 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements and overnight borrowings from the FHLB. The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$35,243	1.67%	$10,726	0.01%
FHLB borrowings	—	—%	24,000	1.59%
Total short-term borrowings	$35,243		$34,726

Note 10 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2018, $558,231,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
There were no long-term borrowings as of December 31, 2018 or 2017.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2018, the Bank's public deposits totaled $258,566,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2018, the Company had $190,000,000 in letters of credit with the FHLB outstanding as well as $93,073,000 in agency, state, and municipal securities to provide collateral for such deposits.
Note 11 – Junior Subordinated Debt
On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Securities were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes.
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
In accordance with ASC 810-10-15-14, Consolidation - Overall - Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2018	2017
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,377	4,322

MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	2,931	2,885

				$27,927	$27,826
The principal amounts reflected for the MidCarolina Trusts as of December 31, 2018 and 2017, are net of fair value marks of $778,000 and $678,000, respectively. The original fair value marks of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 12 - Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments ("derivatives") primarily to manage risks associated with changing interest rates. The Company's derivatives are hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge).
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
Terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives' unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company's assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in the Company's consolidated statements of income.

(Dollars in thousands)	December 31, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$804	$650

Note 13 – Stock-Based Compensation
The Company's 2018 Stock Incentive Plan (the "2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders.  The 2018 Plan provides for the granting of restricted stock awards, incentive and non-statutory options, and other equity-based awards to employees and directors at the discretion of the Compensation Committee of the Board of Directors. The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock. The 2018 Plan replaced the Company's stock incentive plan that was approved by the shareholders at the 2008 Annual Meeting that expired in February 2018 (the "2008 Plan").
Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the year ended December 31, 2018 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	50,985	$24.09
Granted	—	—
Exercised	(35,310)	24.37
Forfeited	—	—
Expired	(2,475)	31.31
Outstanding at December 31, 2018	13,200	$21.97	0.05 years	$97
Exercisable at December 31, 2018	13,200	$21.97	0.05 years	$97
The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2018.  This amount changes based on changes in the fair value of the Company's common stock.
The total proceeds of the in-the-money options exercised during the years ended December 31, 2018, 2017, and 2016 were $861,000, $113,000, and $142,000, respectively.  Total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $732,000, $287,000, and $11,000, respectively.
As of December 31, 2018, 2017, and 2016, there was no recognized or unrecognized compensation expense attributable to the outstanding stock options.
The following table summarizes information related to stock options outstanding on December 31, 2018:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$20.00 to $25.00	13,200	0.05 years	$21.97
No stock options were granted in 2018, 2017 and 2016.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2018 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2018 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2017	46,501	$26.28
Granted	19,492	39.38
Vested	(12,712)	23.50
Forfeited	(483)	34.70
Nonvested at December 31, 2018	52,798	31.71
As of December 31, 2018, 2017, and 2016, there was $647,000, $538,000, and $568,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan.  This cost is expected to be recognized over the next 12 to 36 months.  The share based compensation expense for nonvested restricted stock was $610,000, $532,000, and $444,000 during 2018, 2017, and 2016, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received quarterly in the form of immediately vested, but restricted stock, with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2018, 12 of the 13 outside directors elected to receive stock in lieu of cash for either all of part of their retainer or meeting fees. Only outside directors receive board fees. The Company issued 15,471, 13,093 and 13,166 shares and recognized share based compensation expense of $586,000, $484,000, and $380,000 during 2018, 2017 and 2016, respectively.
Note 14 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2015.
The components of the Company's net deferred tax assets (liabilities) were as follows (dollars in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,868	$3,047
Nonaccrual loan interest	460	444
Other real estate owned valuation allowance	69	150
Deferred compensation	832	835
Net unrealized losses on securities	1,147	226
Acquisition accounting adjustments	734	934
Accrued pension liability	36	170
Other	420	488
Total deferred tax assets	6,566	6,294

Deferred tax liabilities:
Depreciation	759	761
Accretion of discounts on securities	24	24
Core deposit intangibles	208	267
Other	238	201
Total deferred tax liabilities	1,229	1,253
Net deferred tax assets	$5,337	$5,041
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Current tax expense	$5,090	$7,355	$6,125
Deferred tax expense	556	724	882
Deferred tax asset adjustment for tax rate change	—	2,747	—
Total income tax expense	$5,646	$10,826	$7,007

A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Expected federal tax expense	$5,927	$9,126	$8,158
Tax impact from enacted change in tax rate	—	2,747	—
Nondeductible interest expense	69	85	94
Tax-exempt interest	(504)	(949)	(1,265)
State income taxes	337	296	296
Other, net	(183)	(479)	(276)
Total income tax expense	$5,646	$10,826	$7,007
Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $2,747,000, recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017 (the "Tax Reform Act"). The Tax Reform Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018.
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

	Years Ended December 31,
	2018		2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,698,014	$2.60	8,641,717	$1.76	8,611,507	$1.89
Effect of dilutive securities - stock options	10,448	(0.01)	18,911	—	9,734	—
Diluted earnings per share	8,708,462	$2.59	8,660,628	$1.76	8,621,241	$1.89
Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2018, 2017, and 2016 because their effects were anti-dilutive, were zero shares, 330 shares, and 11,397 shares, respectively.
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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018	2017
Commitments to extend credit	$362,586	$341,760
Standby letters of credit	15,555	13,647
Mortgage loan rate lock commitments	9,710	5,089
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
At December 31, 2018, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $9,710,000 and loans held for sale of $640,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.
Note 17 – Related Party Transactions
In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2018 and 2017, none of these loans was restructured, past due, or on nonaccrual status.
An analysis of these loans for 2018 is as follows (dollars in thousands):

Balance at December 31, 2017	$14,221
Additions	16,058
Repayments	(12,205)
Balance at December 31, 2018	$18,074

Related party deposits totaled $18,280,000 at December 31, 2018 and $22,077,000 at December 31, 2017.

Note 18 – Employee Benefit Plans
Defined Benefit Plan
The Company previously maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year, existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year. Information pertaining to the activity in the plan is as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2018	2017	2016
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,313	$7,932	$8,453
Service cost	—	—	—
Interest cost	235	237	269
Actuarial (gain) loss	(782)	611	352
Settlement gain	(120)	(3)	(51)
Benefits paid	(1,834)	(464)	(1,091)
Projected benefit obligation at end of year	5,812	8,313	7,932

Change in Plan Assets:
Fair value of plan assets at beginning of year	7,556	7,647	8,428
Actual return (loss) on plan assets	(69)	373	310
Benefits paid	(1,834)	(464)	(1,091)
Fair value of plan assets at end of year	5,653	7,556	7,647

Funded Status at End of Year	$(159)	$(757)	$(285)

Amounts Recognized in the Consolidated Balance Sheets
Other liabilities	$(159)	$(757)	$(285)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$1,594	$2,886	$2,652
Deferred income taxes	(357)	(606)	(928)
Amount recognized	$1,237	$2,280	$1,724

	As of and for the Years Ended December 31,
	2018	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	235	237	269
Expected return on plan assets	(353)	(353)	(385)
Recognized net loss due to settlement	540	135	315
Recognized net actuarial loss	272	218	228
Net periodic benefit cost	$694	$237	$427

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(1,291)	$234	$(166)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(1,291)	$234	$(166)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$(597)	$471	$261

The accumulated benefit obligation as of December 31, 2018, 2017, and 2016 was $5,812,000, $8,313,000, and $7,932,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.
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
Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2018 and 2017:

Asset Category	December 31,
	2018	2017
Fixed Income	68.0%	61.7%
Equity	25.2%	29.5%
Cash and Accrued Income	6.8%	8.8%
Total	100.0%	100.0%
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
The fair value of the Company's pension plan assets at December 31, 2018 and 2017, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2018 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2018	Level 1	Level 2	Level 3
Cash	$359	$359	$—	$—
Fixed income securities
Government sponsored entities	2,119	—	2,119	—
Municipal bonds and notes	1,513	—	1,513	—
Corporate bonds and notes	237	—	237	—
Equity securities
U.S. companies	1,227	1,227	—	—
Foreign companies	198	198	—	—
	$5,653	$1,784	$3,869	$—

		Fair Value Measurements at December 31, 2017 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2017	Level 1	Level 2	Level 3
Cash	$617	$617	$—	$—
Fixed income securities
Government sponsored entities	1,892	—	1,892	—
Municipal bonds and notes	1,931	—	1,931	—
Corporate bonds and notes	880	—	880	—
Equity securities
U.S. companies	1,768	1,768	—	—
Foreign companies	468	468	—	—
	$7,556	$2,853	$4,703	$—
Projected benefit payments for the years 2019 to 2028 are as follows (dollars in thousands):

Year	Amount
2019	$844
2020	436
2021	639
2022	587
2023	1,018
2024-2028	2,486
401(k) Plan
The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $778,000, $763,000, and $623,000 to the 401(k) plan in 2018, 2017, and 2016, respectively. These amounts are included in employee benefits expense for the respective years.
Deferred Compensation Arrangements
The Company has historically maintained deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  As of December 31, 2018, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $300,000 and $350,000 at December 31, 2018 and 2017, respectively. The expense for these agreements was $0, $3,000, and $6,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Incentive Arrangements
The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for this plan was $1,784,000, $1,243,000, and $916,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 19 – Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of FASB ASC 825, Financial Instruments, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
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
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities available for sale and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2018 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$134,039	$—	$134,039	$—
Mortgage-backed and CMOs	111,867	—	111,867	—
State and municipal	79,902	—	79,902	—
Corporate	6,845	—	6,845	—
Total securities available for sale	$332,653	$—	$332,653	$—
Equity securities	$1,830	$—	$1,830	$—
Liabilities:
Derivative - cash flow hedges	$804	$—	$804	$—

		Fair Value Measurements at December 31, 2017 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,127	$—	$112,127	$—
Mortgage-backed and CMOs	105,316	—	105,316	—
State and municipal	93,626	—	93,626	—
Corporate	8,062	—	8,062	—
Equity Securities	2,206	—	2,206	—
Total securities available for sale	$321,337	$—	$321,337	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2018 and 2017. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.
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
Other real estate owned:  Measurement for fair values for other real estate owned are the same as impaired loans. Any fair value adjustments are recorded in the period incurred as a valuation allowance against OREO with the associated expense included in OREO expense, net on the consolidated statements of income.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2018 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$640	$—	$640	$—
Impaired loans, net of valuation allowance	171	—	—	171
Other real estate owned, net	869	—	—	869

		Fair Value Measurements at December 31, 2017 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,639	$—	$1,639	$—
Impaired loans, net of valuation allowance	1,391	—	—	1,391
Other real estate owned, net	1,225	—	—	1,225
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2018 and 2017:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
Impaired loans	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned	Discounted appraised value	Selling cost	8.00%

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with ASU 2016-01, which the Company adopted January 1, 2018 on a prospective basis, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$64,255	$64,255	$—	$—	$64,255
Equity securities	1,830	—	1,830	—	1,830
Securities available for sale	332,653	—	332,653	—	332,653
Restricted stock	5,247	—	5,247	—	5,247
Loans held for sale	640	—	640	—	640
Loans, net of allowance	1,344,671	—	—	1,334,236	1,334,236
Bank owned life insurance	18,941	—	18,941	—	18,941
Accrued interest receivable	5,449	—	5,449	—	5,449

Financial Liabilities:
Deposits	$1,566,227	$—	$1,570,721	$—	$1,570,721
Repurchase agreements	35,243	—	35,243	—	35,243
Junior subordinated debt	27,927	—	—	22,577	22,577
Accrued interest payable	795	—	795	—	795
Derivative - cash flow hedges	804	—	804	—	804

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$52,477	$52,477	$—	$—	$52,477
Securities available for sale	321,337	—	321,337	—	321,337
Restricted stock	6,110	—	6,110	—	6,110
Loans held for sale	1,639	—	1,639	—	1,639
Loans, net of allowance	1,322,522	—	—	1,317,737	1,317,737
Bank owned life insurance	18,460	—	18,460	—	18,460
Accrued interest receivable	5,231	—	5,231	—	5,231

Financial Liabilities:
Deposits	$1,534,726	$—	$1,527,956	$—	$1,527,956
Repurchase agreements	10,726	—	10,726	—	10,726
Other short-term borrowings	20,000	—	20,000	—	20,000
Junior subordinated debt	27,826	—	—	28,358	28,358
Accrued interest payable	674	—	674	—	674

Note 20 – Dividend Restrictions and Regulatory Capital
The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, $24,374,000 as of December 31, 2018. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.
Federal bank regulators have issued substantially similar guidelines requiring banks and bank holding companies to maintain capital at certain levels. In addition, regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial condition and results of operations.
The Federal Reserve and Office of the Comptroller of the Currency have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Basel III Capital Rules"). The Basel III Capital Rules require banks and bank holding companies to comply with certain minimum capital ratios, plus a "capital conservation buffer," as set forth in the table below. The capital conservation buffer requirement was phased in beginning on January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and is applicable to all ratios except the leverage capital ratio.
The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the "SBHC Policy Statement"). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act. The minimum capital ratios to be considered "well capitalized" are set forth in the table below.
Management believes that as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject. At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

	Actual		Required for Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier 1
Company	$183,579	12.55%	$65,843	>4.50%
Bank	198,991	13.68	92,740	>6.375	$94,559	>6.50%

Tier 1 Capital
Company	211,506	14.46	87,791	>6.00
Bank	198,991	13.68	114,561	>7.875	116,380	>8.00

Total Capital
Company	224,528	15.35	117,054	>8.00
Bank	212,013	14.57	143,656	>9.875	145,475	>10.00

Leverage Capital
Company	211,506	11.62	72,817	>4.00
Bank	198,991	10.99	72,422	>4.00	90,528	>5.00

December 31, 2017
Common Equity Tier 1
Company	$166,968	11.50%	$83,476	>5.75%
Bank	184,656	12.79	83,024	>5.75	$93,854	>6.50%

Tier 1 Capital
Company	194,794	13.42	105,253	>7.25
Bank	184,656	12.79	104,683	>7.25	115,512	>8.00

Total Capital
Company	208,973	14.39	134,288	>9.25
Bank	198,465	13.75	133,561	>9.25	144,390	>10.00

Leverage Capital
Company	194,794	10.95	71,128	>4.00
Bank	184,656	10.43	70,796	>4.00	88,495	>5.00
______________________

*	Except with regard to the Company's and the Bank's leverage capital ratio, includes the phased-in portion of the Basel III Capital Rule's capital conservation buffer.
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
Segment information as of and for the years ended December 31, 2018, 2017, and 2016, is shown in the following table (dollars in thousands):

	2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$68,388	$—	$380	$—	$68,768
Interest expense	8,272	—	1,402	—	9,674
Noninterest income	8,619	4,579	76	—	13,274
Income (loss) before income taxes	28,000	2,165	(1,940)	—	28,225
Net income (loss)	22,381	1,731	(1,533)	—	22,579
Depreciation and amortization	2,030	10	—	—	2,040
Total assets	1,853,057	—	251,434	(241,625)	1,862,866
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,723	—	—	—	2,723

	2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$62,697	$—	$341	$—	$63,038
Interest expense	6,263	—	1,028	—	7,291
Noninterest income	9,224	4,756	247	—	14,227
Income (loss) before income taxes	24,828	2,521	(1,274)	—	26,075
Net income (loss)	14,456	1,486	(693)	—	15,249
Depreciation and amortization	2,393	12	—	—	2,405
Total assets	1,806,647	—	236,644	(227,213)	1,816,078
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,637	11	—	—	2,648

	2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$56,076	$—	$94	$—	$56,170
Interest expense	5,438	—	878	—	6,316
Noninterest income	8,848	4,634	23	—	13,505
Income (loss) before income taxes	22,230	2,623	(1,545)	—	23,308
Net income (loss)	15,486	1,835	(1,020)	—	16,301
Depreciation and amortization	2,845	11	—	—	2,856
Total assets	1,669,629	—	229,241	(220,232)	1,678,638
Goodwill	43,872	—	—	—	43,872
Capital expenditures	3,609	4	—	—	3,613

Note 22 – Parent Company Financial Information
Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2018	2017
Cash	$3,596	$1,597
Equity securities, at fair value	1,830	—
Securities available for sale, at fair value	6,361	8,740
Investment in subsidiaries	239,413	226,452
Due from subsidiaries	170	46
Other assets	64	31
Total Assets	$251,434	$236,866

Junior subordinated debt	$27,927	$27,826
Other liabilities	965	323
Shareholders' equity	222,542	208,717
Total Liabilities and Shareholders' Equity	$251,434	$236,866

	Years Ended December 31,
Condensed Statements of Income	2018	2017	2016
Dividends from subsidiary	$11,000	$6,000	$16,000
Other income	456	588	117
Expenses	2,396	1,862	1,662
Income tax benefit	(407)	(581)	(526)
Income before equity in undistributed earnings of subsidiary	9,467	5,307	14,981
Equity in undistributed earnings of subsidiary	13,112	9,942	1,320
Net Income	$22,579	$15,249	$16,301

	Years Ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$22,579	$15,249	$16,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(221)	—
Equity in (undistributed) distributions of subsidiary	(13,112)	(9,942)	(1,320)
Net change in other assets	(194)	83	(57)
Net change in other liabilities	136	(82)	163
Net cash provided by operating activities	9,409	5,087	15,087
Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(373)	(6,588)
Sales of equity securities	431	—	—
Sales of securities available for sale	—	500	—
Net cash provided by (used in) investing activities	431	127	(6,588)
Cash Flows from Financing Activities:
Common stock dividends paid	(8,702)	(8,384)	(8,266)
Repurchase of common stock	—	—	(1,292)
Proceeds from exercise of stock options	861	113	142
Net cash used in financing activities	(7,841)	(8,271)	(9,416)
Net increase (decrease) in cash and cash equivalents	1,999	(3,057)	(917)
Cash and cash equivalents at beginning of period	1,597	4,654	5,571
Cash and cash equivalents at end of period	$3,596	$1,597	$4,654
Note 23 – Concentrations of Credit Risk
Substantially all of the Company's loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions and real estate values of the market area.
Loans secured by real estate were $1,066,411,000, or 78.6% of the loan portfolio at December 31, 2018, and $1,080,031,000, or 80.8% of the loan portfolio at December 31, 2017.  Loans secured by commercial real estate represented the largest portion of loans at $655,800,000 at December 31, 2018 and $637,701,000 at December 31, 2017, 48.3% and 47.7%, respectively, of total loans.  There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2018 or 2017.

Note 24 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years ended December 31,
	2018	2017	2016
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$29,587	$28,594	$20,268
Interest-bearing deposits in other banks	34,668	23,883	32,939
	$64,255	$52,477	$53,207

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$9,553	$7,240	$6,348
Income taxes	5,056	7,653	6,477
Noncash investing and financing activities:
Transfer of loans to other real estate owned	599	1,233	295
Unrealized loss on securities available for sale	(3,290)	(777)	(6,572)
Unrealized loss on cash flow hedges	(804)	—	—
Change in unfunded pension liability	1,291	(234)	166

Note 25 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at Balance at December 31, 2015	$4,122	$—	$(1,832)	$2,290

Net unrealized losses on securities available for sale, net of tax, $(2,007)	(3,729)	—	—	(3,729)

Reclassification adjustment for realized gains on securities, net of tax, $(293)	(543)	—	—	(543)

Change in unfunded pension liability, net of tax, $58	—	—	108	108

Balance at December 31, 2016	(150)	—	(1,724)	(1,874)

Net unrealized gains on securities available for sale, net of tax, $12	23	—	—	23

Reclassification adjustment for realized gains on securities, net of tax, $(284)	(528)	—	—	(528)

Change in unfunded pension liability, net of tax, $(82)	—	—	(152)	(152)

Reclassification of "stranded" tax effects from tax rate change	(141)	—	(404)	(545)

Balance at December 31, 2017	(796)	—	(2,280)	(3,076)

Net unrealized losses on securities available for sale, net of tax, $(745)	(2,464)	—	—	(2,464)

Reclassification adjustment for realized gains on securities, net of tax, $(18)	(63)	—	—	(63)

Net unrealized losses on cash flow hedges, net of tax, $(180)	—	(624)	—	(624)

Change in unfunded pension liability, net of tax, $249	—	—	1,042	1,042

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three Years Ending December 31, 2018

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Years Ended December 31,
	2018	2017	2016
Available for sale securities:
Realized gain on sale of securities	$81	$812	$836	Securities gains, net
	(18)	(284)	(293)	Income taxes
	$63	$528	$543	Net of tax

Reclassification of "stranded" tax effects from tax rate change	—	141	—	(1)

Reclassification for ASU-2016-01 adoption	650	—	—	(2)

Employee benefit plans:
Reclassification of "stranded" tax effects from tax rate change	—	404	—	(1)

Total reclassifications	$713	$1,073	$543
______________________
(1) Reclassification from AOCI to retained earnings for "stranded" tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.
(2) Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.
Note 26 - Proposed Merger
On October 1, 2018, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated October 1, 2018 (the "Merger Agreement"), with HomeTown Bankshares Corporation ("HomeTown"), pursuant to which the Company will acquire HomeTown in a business combination transaction valued at approximately $95.6 million at the time of the announcement. The proposed combination will deepen the Company’s footprint in the Roanoke, Virginia metropolitan area and create a presence in the New River Valley with an office in Christiansburg, Virginia. Upon completion of the merger and with two office consolidations, the Company will have eight offices in the combined Roanoke/New River Valley market area. The Company expects that it will have approximately $2.4 billion in assets upon completion of the merger, based on each company’s reported financial results as of December 31, 2018.
Pursuant and subject to the terms of the Merger Agreement, as a result of the merger, the holders of shares of HomeTown common stock will receive 0.4150 shares of the Company’s common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger.
Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the merger to close early in the second quarter of 2019. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, will be merged with and into the Bank.

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.
The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2018, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2018.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer

March 8, 2019

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated August 24, 2014, between American National Bankshares Inc. and MainStreet BankShares, Inc.	Exhibit 2.1 on Form 8-K filed August 28, 2014

2.2	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed January 5, 2015

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.4	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.5	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.6	Employment Agreement between American National Bank and Trust Company and Edward C. Martin dated September 21, 2016	Exhibit 10.1 on Form 8-K filed December 29, 2016

10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.8	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Filed herewith

EXHIBIT INDEX
Exhibit No.	Description	Location

10.9	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 on Form S-8 filed May 30, 2008

10.10	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

10.11	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank & Trust Company	Exhibit 10.11 on Form 10-K filed March 15, 2016

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2019		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

/s/ Jeffrey V. Haley	Director, President and Chief Executive Officer (principal executive officer)
Jeffrey V. Haley

/s/ Charles H. Majors	Director and Chairman
Charles H. Majors

/s/ Fred A. Blair	Director	/s/ John H. Love	Director
Fred A. Blair		John H. Love

/s/ Frank C. Crist, Jr.	Director	/s/ Franklin W. Maddux	Director
Frank C. Crist, Jr.		Franklin W. Maddux

/s/ Tammy M. Finley	Director	/s/ Claude B. Owen, Jr.	Director
Tammy M. Finley		Claude B. Owen, Jr.

/s/ Michael P. Haley	Director	/s/ Ronda M. Penn	Director
Michael P. Haley		Ronda M. Penn

/s/ Charles S. Harris	Director	/s/ Dan M. Pleasant	Director
Charles S. Harris		Dan M. Pleasant

/s/ F. D. Hornaday, III	Director	/s/ Joel R. Shepherd	Director
F. D. Hornaday, III		Joel R. Shepherd

/s/ Cathy W. Liles	Senior Vice President and Chief Accounting Officer (principal accounting officer)	/s/ William W. Traynham	Executive Vice President and Chief Financial Officer (principal financial officer)
Cathy W. Liles		William W. Traynham