Form 10-Q
period 2019-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2019-05-09
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number:  0-12820
AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)
(434) 792-5111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMNB	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
At April 30, 2019, the Company had 11,168,096 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) March 31, 2019	(*) December 31, 2018
Cash and due from banks	$28,912	$29,587
Interest-bearing deposits in other banks	41,949	34,668

Equity securities, at fair value	2,069	1,830
Securities available for sale, at fair value	324,289	332,653
Restricted stock, at cost	5,299	5,247
Loans held for sale	1,252	640

Loans, net of unearned income	1,360,063	1,357,476
Less allowance for loan losses	(12,806)	(12,805)
Net loans	1,347,257	1,344,671

Premises and equipment, net	26,663	26,675
Other real estate owned, net of valuation allowance of $108 in 2019 and $109 in 2018	646	869
Goodwill	43,872	43,872
Core deposit intangibles, net	871	926
Bank owned life insurance	19,047	18,941
Accrued interest receivable and other assets	26,278	22,287
Total assets	$1,868,404	$1,862,866

Liabilities
Demand deposits -- noninterest bearing	$425,579	$435,828
Demand deposits -- interest bearing	242,802	234,621
Money market deposits	379,668	401,461
Savings deposits	135,289	132,360
Time deposits	376,452	361,957
Total deposits	1,559,790	1,566,227

Customer repurchase agreements	35,945	35,243
Junior subordinated debt	27,953	27,927
Accrued interest payable and other liabilities	15,243	10,927
Total liabilities	1,638,931	1,640,324

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,756,569 shares outstanding at March 31, 2019 and 8,720,337 shares outstanding at December 31, 2018	8,705	8,668
Capital in excess of par value	78,738	78,172
Retained earnings	145,351	141,537
Accumulated other comprehensive loss, net	(3,321)	(5,835)
Total shareholders' equity	229,473	222,542
Total liabilities and shareholders' equity	$1,868,404	$1,862,866
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Interest and Dividend Income:
Interest and fees on loans	$15,638	$14,657
Interest and dividends on securities:
Taxable	1,821	1,324
Tax-exempt	287	419
Dividends	84	80
Other interest income	266	188
Total interest and dividend income	18,096	16,668
Interest Expense:
Interest on deposits	2,472	1,825
Interest on short-term borrowings	172	10
Interest on junior subordinated debt	384	290
Total interest expense	3,028	2,125
Net Interest Income	15,068	14,543
Provision for (recovery of) loan losses	16	(44)
Net Interest Income After Provision for Loan Losses	15,052	14,587
Noninterest Income:
Trust fees	914	929
Service charges on deposit accounts	594	612
Other fees and commissions	708	642
Mortgage banking income	406	450
Securities gains, net	323	121
Brokerage fees	147	222
Income from Small Business Investment Companies	168	155
Other	191	202
Total noninterest income	3,451	3,333
Noninterest Expense:
Salaries	4,664	4,997
Employee benefits	1,230	1,175
Occupancy and equipment	1,084	1,128
FDIC assessment	125	146
Bank franchise tax	290	281
Core deposit intangible amortization	55	77
Data processing	532	422
Software	324	305
Other real estate owned, net	13	30
Merger related expense	451	—
Other	2,161	2,141
Total noninterest expense	10,929	10,702
Income Before Income Taxes	7,574	7,218
Income Taxes	1,571	1,406
Net Income	$6,003	$5,812

Net Income Per Common Share:
Basic	$0.69	$0.67
Diluted	$0.69	$0.67
Weighted Average Common Shares Outstanding:
Basic	8,745,174	8,669,728
Diluted	8,745,723	8,687,351
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Net income	$6,003	$5,812

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	3,969	(3,734)
Tax effect	(889)	861

Reclassification adjustment for gains on sales of securities available for sale	(4)	(8)
Tax effect	1	2

Unrealized losses on cash flow hedges	(725)	—
Tax effect	162	—

Other comprehensive income (loss)	2,514	(2,879)

Comprehensive income	$8,517	$2,933
The accompanying notes are an integral part of the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	5,812	—	5,812

Other comprehensive loss	—	—	—	(2,879)	(2,879)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (3,300 shares)	3	82	—	—	85

Vesting of restricted stock (10,101 shares)	10	(10)	—	—	—

Equity based compensation (21,186 shares)	4	274	—	—	278

Cash dividends paid, $0.25 per share	—	—	(2,173)	—	(2,173)

Balance, March 31, 2018	$8,621	$76,525	$131,299	$(6,605)	$209,840

Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	6,003	—	6,003

Other comprehensive income	—	—	—	2,514	2,514

Stock options exercised (13,200 shares)	13	277	—	—	290

Vesting of restricted stock (20,285 shares)	20	(20)	—	—	—

Equity based compensation (23,032 shares)	4	309	—	—	313

Cash dividends paid, $0.25 per share	—	—	(2,189)	—	(2,189)

Balance, March 31, 2019	$8,705	$78,738	$145,351	$(3,321)	$229,473
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$6,003	$5,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	16	(44)
Depreciation	405	466
Net accretion of acquisition accounting adjustments	(255)	(427)
Core deposit intangible amortization	55	77
Net amortization of securities	312	430
Net gain on sale or call of securities available for sale	(4)	(8)
Net change in fair value of equity securities	(319)	(113)
Gain on sale of loans held for sale	(406)	(450)
Proceeds from sales of loans held for sale	15,366	17,947
Originations of loans held for sale	(15,572)	(17,650)
Net gain on other real estate owned	(8)	(6)
Valuation allowance on other real estate owned	6	—
Net gain on sale of premises and equipment	—	(3)
Equity based compensation expense	313	278
Earnings on bank owned life insurance	(106)	(106)
Deferred income tax expense (benefit)	222	(2)
Net change in interest receivable	76	286
Net change in other assets	(602)	(644)
Net change in interest payable	51	24
Net change in other liabilities	(873)	59
Net cash provided by operating activities	4,680	5,926

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	80	—
Proceeds from sales of securities available for sale	—	22,066
Proceeds from maturities, calls and paydowns of securities available for sale	18,586	9,824
Purchases of securities available for sale	(6,565)	(27,272)
Net change in restricted stock	(52)	889
Net (increase) decrease in loans	(2,321)	14,840
Proceeds from sale of premises and equipment	—	24
Purchases of premises and equipment	(393)	(345)
Proceeds from sales of other real estate owned	225	47
Net cash provided by investing activities	9,560	20,073

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(20,932)	26,591
Net change in time deposits	14,495	(2,066)
Net change in customer repurchase agreements	702	(260)
Net change in other short-term borrowings	—	(24,000)
Common stock dividends paid	(2,189)	(2,173)
Proceeds from exercise of stock options	290	85
Net cash used in financing activities	(7,634)	(1,823)

Net Increase in Cash and Cash Equivalents	6,606	24,176

Cash and Cash Equivalents at Beginning of Period	64,255	52,477
Cash and Cash Equivalents at End of Period	$70,861	$76,653
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, derivative financial instruments, accounting for acquired loans with specific credit-related deterioration, the valuation of deferred tax assets and liabilities, and the valuation of other real estate owned ("OREO").
All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 9.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Financial Accounting Standards Board ("FASB") made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases.") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements."). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted using the additional (and optional) transition method. The effect of adopting this standard on January 1, 2019 was an approximately $4.4 million increase in assets and liabilities on the Company's consolidated balance sheet.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has implemented and completed a significant amount of a project plan addressing the components of this ASU with the assistance of an outside vendor. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: the projected benefit obligation ("PBO") and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation ("ABO") and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that ASU 2018-14 will have on its consolidated financial statements.
Note 2 – Securities
The amortized cost and fair value of investments in debt securities at March 31, 2019 were as follows (dollars in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$132,087	$905	$2,020	$130,972
Mortgage-backed and CMOs	108,999	725	1,247	108,477
State and municipal	77,560	609	199	77,970
Corporate	6,799	75	4	6,870
Total securities available for sale	$325,445	$2,314	$3,470	$324,289

The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $2,069,000 at March 31, 2019 and recognized in income a $319,000 change in the fair value of equity securities during the first three months of 2019. During the three months ended March 31, 2019, the Company sold $80,000 in equity securities at fair value. The Company had equity securities with a fair value of $2,320,000 at March 31, 2018 and recognized in income a $113,000 change in the fair value of equity securities during the first quarter of 2018.
The amortized cost and fair value of investments in debt securities at December 31, 2018 were as follows (dollars in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$137,070	$442	$3,473	$134,039
Mortgage-backed and CMOs	113,883	385	2,401	111,867
State and municipal	80,022	411	531	79,902
Corporate	6,799	68	22	6,845
Total securities available for sale	$337,774	$1,306	$6,427	$332,653
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's consolidated balance sheets.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2019 and December 31, 2018 was as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
FRB stock	$3,631	$3,621
FHLB stock	1,668	1,626
Total restricted stock	$5,299	$5,247
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position, at March 31, 2019, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$90,268	$2,020	$—	$—	$90,268	$2,020
Mortgage-backed and CMOs	78,494	1,247	244	1	78,250	1,246
State and municipal	28,916	199	2,250	2	26,666	197
Corporate	495	4	—	—	495	4
Total	$198,173	$3,470	$2,494	$3	$195,679	$3,467
Federal agencies and GSEs: The unrealized losses on the Company's investment in 20 government sponsored entities ("GSE") securities were caused by interest rate increases. Twenty of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
Mortgage-backed securities: The unrealized losses on the Company's investment in 65 GSE mortgage-backed securities were caused by interest rate increases. Fifty-nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") was due to normal market fluctuations. This one security was in an unrealized loss position for 12 months or more. The contractual cash flows of that investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2019.
State and municipal securities:  The unrealized losses on 43 state and municipal securities were caused by interest rate increases. Thirty-nine of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
Corporate securities:  The unrealized loss on one corporate security was caused by interest rate increases. This one security was in an unrealized loss position for 12 months or more. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2019.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2019, and no impairment has been recognized.
The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2018 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$103,797	$3,473	$14,982	$8	$88,815	$3,465
Mortgage-backed and CMOs	86,852	2,401	5,473	15	81,379	2,386
State and municipal	39,755	531	7,199	18	32,556	513
Corporate	484	22	—	—	484	22
Total	$230,888	$6,427	$27,654	$41	$203,234	$6,386
Other-Than-Temporarily-Impaired Securities
As of March 31, 2019 and December 31, 2018, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three months ended March 31, 2019 and 2018 (dollars in thousands):

Three Months Ended March 31, 2019
Realized gains (losses):
Gross realized gains	$—
Gross realized losses	—
Net realized gains	$—
Proceeds from sales of securities	$—

Three Months Ended March 31, 2018
Realized gains (losses):
Gross realized gains	$105
Gross realized losses	(97)
Net realized gains	$8
Proceeds from sales of securities	$22,066
Note 3 – Loans
Loans, excluding loans held for sale, at March 31, 2019 and December 31, 2018, were comprised of the following (dollars in thousands):

	March 31, 2019	December 31, 2018
Commercial	$289,301	$285,972
Commercial real estate:
Construction and land development	93,759	97,240
Commercial real estate	659,133	655,800
Residential real estate:
Residential	212,665	209,438
Home equity	99,979	103,933
Consumer	5,226	5,093
Total loans	$1,360,063	$1,357,476
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including loans accounted for under FASB Accounting Standards Codification ("ASC") 310-30, included in the consolidated balance sheets at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Outstanding principal balance	$60,069	$63,619
Carrying amount	55,492	58,886
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Outstanding principal balance	$23,150	$24,500
Carrying amount	19,339	20,611

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the three months ended March 31, 2019 and the year ended December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Balance at January 1	$4,633	$4,890
Accretion	(530)	(2,362)
Reclassification from nonaccretable difference	117	956
Other changes, net*	42	1,149
	$4,262	$4,633
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$1,002	$—	$—	$37	$1,039	$288,262	$289,301
Commercial real estate:
Construction and land development	—	—	—	26	26	93,733	93,759
Commercial real estate	305	—	—	221	526	658,607	659,133
Residential:
Residential	382	89	197	750	1,418	211,247	212,665
Home equity	84	91	—	76	251	99,728	99,979
Consumer	19	1	—	1	21	5,205	5,226
Total	$1,792	$181	$197	$1,111	$3,281	$1,356,782	$1,360,063
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$20	$—	$—	$83	$103	$285,869	$285,972
Commercial real estate:
Construction and land development	—	—	—	27	27	97,213	97,240
Commercial real estate	42	—	—	197	239	655,561	655,800
Residential:
Residential	456	157	72	659	1,344	208,094	209,438
Home equity	126	—	—	124	250	103,683	103,933
Consumer	21	3	—	—	24	5,069	5,093
Total	$665	$160	$72	$1,090	$1,987	$1,355,489	$1,357,476

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2019 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$14	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	362	360	—	369	7
Residential:
Residential	634	634	—	640	7
Home equity	47	47	—	48	2
Consumer	—	—	—	—	—
	$1,043	$1,041	$—	$1,071	$16
With a related allowance recorded:
Commercial	$59	$55	$53	$57	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential
Residential	171	171	9	176	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$230	$226	$62	$233	$3
Total:
Commercial	$59	$55	$53	$71	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	362	360	—	369	7
Residential:
Residential	805	805	9	816	9
Home equity	47	47	—	48	2
Consumer	—	—	—	—	—
	$1,273	$1,267	$62	$1,304	$19
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$28	$28	$—	$44	$14
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	376	373	—	542	36
Residential:
Residential	646	646	—	875	29
Home equity	49	49	—	108	10
Consumer	—	—	—	2	—
	$1,099	$1,096	$—	$1,571	$89
With a related allowance recorded:
Commercial	$62	$58	$55	$354	$40
Commercial real estate:
Construction and land development	—	—	—	21	—
Commercial real estate	—	—	—	18	—
Residential:
Residential	173	173	9	342	9
Home equity	—	—	—	128	1
Consumer	—	—	—	—	—
	$235	$231	$64	$863	$50
Total:
Commercial	$90	$86	$55	$398	$54
Commercial real estate:
Construction and land development	—	—	—	21	—
Commercial real estate	376	373	—	560	36
Residential:
Residential	819	819	9	1,217	38
Home equity	49	49	—	236	11
Consumer	—	—	—	2	—
	$1,334	$1,327	$64	$2,434	$139
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.
There were no troubled debt restructurings ("TDRs") modified during the three months ended March 31, 2019.

The following tables show the detail of loans modified as TDRs during the three months ended March 31, 2018 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended March 31, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	11	11
Consumer	—	—	—
Total	1	$11	$11

During the three months ended March 31, 2019 and 2018, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $98,000 and $112,000 in residential real estate loans in the process of foreclosure at March 31, 2019 and December 31, 2018, respectively. The Company had $514,000 and $719,000 in residential OREO at March 31, 2019 and December 31, 2018, respectively.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2019 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$285,940	$91,200	$651,835	$207,747	$99,640
Special Mention	1,768	—	3,911	1,152	—
Substandard	1,593	2,559	3,387	3,766	339
Doubtful	—	—	—	—	—
Total	$289,301	$93,759	$659,133	$212,665	$99,979
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,224
Nonperforming	2
Total	$5,226

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$285,092	$93,000	$647,519	$204,261	$103,541
Special Mention	154	1,840	4,403	1,685	—
Substandard	726	2,400	3,878	3,492	392
Doubtful	—	—	—	—	—
Total	$285,972	$97,240	$655,800	$209,438	$103,933
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,093
Nonperforming	—
Total	$5,093

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

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018
Allowance for Loan Losses
Balance, beginning of period	$12,805	$13,603	$13,603
Provision for (recovery of) loan losses	16	(103)	(44)
Charge-offs	(69)	(1,020)	(44)
Recoveries	54	325	60
Balance, end of period	$12,806	$12,805	$13,575

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$217	$206	$206
Provision for unfunded commitments	12	11	5
Charge-offs	—	—	—
Balance, end of period	$229	$217	$211
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2019 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018:	$2,537	$7,246	$2,977	$45	$12,805
Provision for (recovery of) loan losses	246	(199)	(32)	1	16
Charge-offs	(11)	(6)	(20)	(32)	(69)
Recoveries	7	—	13	34	54
Balance at March 31, 2019:	$2,779	$7,041	$2,938	$48	$12,806

Balance at March 31, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$53	$—	$9	$—	$62
Collectively evaluated for impairment	2,726	7,003	2,769	48	12,546
Acquired impaired loans	—	38	160	—	198
Total	$2,779	$7,041	$2,938	$48	$12,806

Loans
Individually evaluated for impairment	$59	$362	$852	$—	$1,273
Collectively evaluated for impairment	288,846	742,900	302,494	5,211	1,339,451
Acquired impaired loans	396	9,630	9,298	15	19,339
Total	$289,301	$752,892	$312,644	$5,226	$1,360,063

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2018 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2017:	$2,413	$8,321	$2,825	$44	$13,603
Provision for (recovery of) loan losses	842	(1,074)	89	40	(103)
Charge-offs	(787)	(11)	(86)	(136)	(1,020)
Recoveries	69	10	149	97	325
Balance at December 31, 2018:	$2,537	$7,246	$2,977	$45	$12,805

Balance at December 31, 2018:

Allowance for Loan Losses
Individually evaluated for impairment	$55	$—	$9	$—	$64
Collectively evaluated for impairment	2,482	7,211	2,822	45	12,560
Acquired impaired loans	—	35	146	—	181
Total	$2,537	$7,246	$2,977	$45	$12,805

Loans
Individually evaluated for impairment	$90	$376	$868	$—	$1,334
Collectively evaluated for impairment	285,431	742,365	302,657	5,078	1,335,531
Acquired impaired loans	451	10,299	9,846	15	20,611
Total	$285,972	$753,040	$313,371	$5,093	$1,357,476

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers, other lending staff and loan review; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.
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
The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2019, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2018	$43,872	$926
Additions	—	—
Amortization	—	(55)
Impairment	—	—
Balance at March 31, 2019	$43,872	$871

Note 6 – Leases
On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and, consistent with such elections, did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company's 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4.4 million at the date of adoption, which is related to the Company's lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.
Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.
The Company's long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
The following tables present information about the Company's leases, as of and for the three months ended March 31, 2019 (dollars in thousands):

March 31, 2019
Lease liabilities	$4,238
Right-of-use assets	$4,237
Weighted average remaining lease term	9.25 years
Weighted average discount rate	3.22%

Three Months Ended March 31, 2019
Lease cost (dollars in thousands)
Operating lease cost	$211
Short-term lease cost	1
Total lease cost	212

Cash paid for amounts included in the measurement of lease liabilities	$209

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (dollars in thousands)	As of March 31, 2019
Nine months ending December 31, 2019	$592
Twelve months ending December 31, 2020	667
Twelve months ending December 31, 2021	656
Twelve months ending December 31, 2022	632
Twelve months ending December 31, 2023	529
Twelve months ending December 31, 2024	211
Thereafter	1,677
Total undiscounted cash flows	$4,964
Discount	(726)
Lease liabilities	$4,238
Note 7 – Short-term Borrowings
Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Customer repurchase agreements	$35,945	$35,243
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2019, $583,259,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2019, the Bank's public deposits totaled $257,240,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2019, the Company had $192,500,000 in letters of credit with the FHLB outstanding, of which $190,000,000, as well as $91,018,000 in agency, state, and municipal securities, was pledged to provide collateral for such deposits.

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
In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					March 31, 2019	December 31, 2018
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,391	4,377

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,943	2,931

					$27,953	$27,927
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,430,000 and $1,456,000 at March 31, 2019 and December 31, 2018, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 10 - Derivative Financial Instruments and Hedging Activities
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
The following tables present information on the Company's derivative financial instruments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$1,529	$1,500

	December 31, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$804	$650
Note 11 – Stock Based Compensation
The Company's 2018 Equity Compensation Plan (the "2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018, and approved by shareholders on May 15, 2018, at the Company's 2018 Annual Meeting of Shareholders.  The 2018 Plan provides for the granting of restricted stock awards, incentive and non-statutory options, and other equity-based awards to employees and directors at the discretion of the Compensation Committee of the Board of Directors.  The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock. The 2018 Plan replaced the Company's stock incentive plan that was approved by the shareholders at the 2008 Annual Meeting that expired in February 2018 (the "2008 Plan").
Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.
A summary of stock option transactions for the three months ended March 31, 2019 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	13,200	$21.97
Granted	—	—
Exercised	(13,200)	21.97
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at March 31, 2019	—	$—	0.00 years	$—
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of March 31, 2019, there were no unrecognized compensation expenses related to nonvested stock option grants.

Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2019 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2018	52,798	$31.71
Granted	18,926	32.33
Vested	(20,285)	23.12
Forfeited	—	—
Nonvested at March 31, 2019	51,439	$35.33
As of March 31, 2019 and December 31, 2018, there was $1,127,000 and $647,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan.  The weighted average period over which this cost is expected to be recognized is 1.48 years.  The share based compensation expense for nonvested restricted stock was $166,000 and $147,000 during the first three months of 2019 and 2018, respectively.
The Company offers its outside directors alternatives with respect to director compensation. For 2019, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  Only outside directors receive board fees. The Company issued 4,106 and 3,477 shares and recognized share based compensation expense of $147,000 and $130,000 during the first three months of 2019 and 2018, respectively.
Note 12 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,745,174	$0.69	8,669,728	$0.67
Effect of dilutive securities - stock options	549	—	17,623	—
Diluted earnings per share	8,745,723	$0.69	8,687,351	$0.67

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three month periods ended March 31, 2019 and 2018.

Note 13 – Employee Benefit Plans
The following information for the three months ended March 31, 2019 and 2018 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three Months Ended March 31,
	2019	2018
Service cost	$—	$—
Interest cost	58	51
Expected return on plan assets	(68)	(64)
Recognized loss due to settlement	26	25
Recognized net actuarial loss	65	68
Net periodic cost	$81	$80
Note 14 – Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of FASB ASC 820, Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
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
Securities available for sale and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2019 or December 31, 2018.
Derivative asset (liability) - cash flow hedges: Cash flow hedges are recorded at fair value on a recurring basis. Cash flow hedges are valued by a third party using significant assumptions that are observable in the market and can be corroborated by market data. All of the Company's cash flow hedges are classified as Level 2.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2019 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$130,972	$—	$130,972	$—
Mortgage-backed and CMOs	108,477	—	108,477	—
State and municipal	77,970	—	77,970	—
Corporate	6,870	—	6,870	—
Total securities available for sale	$324,289	$—	$324,289	$—
Equity securities	$2,069	$—	$2,069	$—
Liabilities:
Derivative - cash flow hedges	$1,529	$—	$1,529	$—

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$134,039	$—	$134,039	$—
Mortgage-backed and CMOs	111,867	—	111,867	—
State and municipal	79,902	—	79,902	—
Corporate	6,845	—	6,845	—
Total securities available for sale	$332,653	$—	$332,653	$—
Equity securities	$1,830	$—	$1,830	$—
Liabilities:
Derivative - cash flow hedges	$804	$—	$804	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2019 or the year ended December 31, 2018. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of the loss associated with impaired loans can be based on either the observable market price of the loan, the present value of projected cash flows or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company's judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a troubled debt restructure. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2019 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,252	$—	$1,252	$—
Impaired loans, net of valuation allowance	168	—	—	168
Other real estate owned, net	646	—	—	646

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$640	$—	$640	$—
Impaired loans, net of valuation allowance	171	—	—	171
Other real estate owned, net	869	—	—	869

Quantitative Information About Level 3 Fair Value Measurements as of March 31, 2019 and December 31, 2018:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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
The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$70,861	$70,861	$—	$—	$70,861
Equity securities	2,069		2,069		2,069
Securities available for sale	324,289	—	324,289	—	324,289
Restricted stock	5,299	—	5,299	—	5,299
Loans held for sale	1,252	—	1,252	—	1,252
Loans, net of allowance	1,347,257	—	—	1,337,337	1,337,337
Bank owned life insurance	19,047	—	19,047	—	19,047
Accrued interest receivable	5,373	—	5,373	—	5,373

Financial Liabilities:
Deposits	$1,559,790	$—	$1,561,355	$—	$1,561,355
Repurchase agreements	35,945	—	35,945	—	35,945
Junior subordinated debt	27,953	—	—	23,307	23,307
Accrued interest payable	846	—	846	—	846
Derivative - cash flow hedges	1,529	—	1,529	—	1,529

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$64,255	$64,255	$—	$—	$64,255
Equity securities	1,830		1,830		1,830
Securities available for sale	332,653	—	332,653	—	332,653
Restricted stock	5,247	—	5,247	—	5,247
Loans held for sale	640	—	640	—	640
Loans, net of allowance	1,344,671	—	—	1,334,236	1,334,236
Bank owned life insurance	18,941	—	18,941	—	18,941
Accrued interest receivable	5,449	—	5,449	—	5,449

Financial Liabilities:
Deposits	$1,566,227	$—	$1,570,721	$—	$1,570,721
Repurchase agreements	35,243	—	35,243	—	35,243
Junior subordinated debt	27,927	—	—	22,577	22,577
Accrued interest payable	795	—	795	—	795
Derivative - cash flow hedges	804	—	804	—	804
Note 15 – Segment and Related Information
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

Segment information as of and for the three months ended March 31, 2019 and 2018 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$17,999	$—	$97	$—	$18,096
Interest expense	2,644	—	384	—	3,028
Noninterest income	2,060	1,061	330	—	3,451
Income (loss) before income taxes	7,520	480	(426)	—	7,574
Net income (loss)	5,997	380	(374)	—	6,003
Depreciation and amortization	458	2	—	—	460
Total assets	1,857,272	—	259,009	(247,877)	1,868,404
Goodwill	43,872	—	—	—	43,872
Capital expenditures	386	7	—	—	393

	Three Months Ended March 31, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,580	$—	$88	$—	$16,668
Interest expense	1,835	—	290	—	2,125
Noninterest income	2,063	1,151	119	—	3,333
Income (loss) before income taxes	7,026	453	(261)	—	7,218
Net income (loss)	5,653	365	(206)	—	5,812
Depreciation and amortization	540	3	—	—	543
Total assets	1,807,991	—	237,802	(228,219)	1,817,574
Goodwill	43,872	—	—	—	43,872
Capital expenditures	345	—	—	—	345

Note 16 – Supplemental Cash Flow Information
Supplemental cash flow information as of and for the three months ended March 31, 2019 and 2018 is shown in the following table (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$28,912	$18,772
Interest-bearing deposits in other banks	41,949	57,881
Cash and Cash Equivalents	$70,861	$76,653

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,978	$2,101
Income taxes	—	—
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	532
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	4,413	—
Increase in operating lease liability upon adoption of ASU 2016-02	4,413	—
Unrealized gains (losses) on securities available for sale	3,965	(3,742)
Unrealized losses on cash flow hedges	(725)	—
Note 17 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2019 and 2018 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)

Net unrealized losses on securities available for sale, net of tax, $(861)	(2,873)	—	—	(2,873)

Reclassification adjustment for realized gains on securities, net of tax, $(2)	(6)	—	—	(6)

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Balance at March 31, 2018	$(4,325)	$—	$(2,280)	$(6,605)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized gains on securities available for sale, net of tax, $889	3,080	—	—	3,080

Reclassification adjustment for realized gains on securities, net of tax, $(1)	(3)	—	—	(3)

Unrealized losses on cash flow hedges, net of tax, $(162)	—	(563)	—	(563)

Balance at March 31, 2019	$(896)	$(1,187)	$(1,238)	$(3,321)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three months ended March 31, 2019 and 2018
(dollars in thousands)

For the Three Months Ended March 31, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on call of securities	$4	Securities gains, net
	(1)	Income taxes
Total reclassifications	$3	Net of tax

For the Three Months Ended March 31, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$8	Securities gains, net
	(2)	Income taxes
	$6	Net of tax
Reclassification for ASU 2016-01 adoption	$650	*
Total reclassifications	$656
* Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.

Note 18 - Completed Merger
On April 1, 2019, the Company announced the completion of its merger with Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). The combination deepens the Company's footprint in the Roanoke, Virginia metropolitan area and creates a presence in the New River Valley with an office in Christiansburg, Virginia. After completion of the merger and with two office consolidations, the Company has eight offices in the combined Roanoke/New River Valley market area. The Company has approximately $2.5 billion in assets upon completion of the merger, based on each company's financial results as of March 31, 2019.
Pursuant and subject to the terms of the merger agreement, as a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger.
Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, was merged with and into the Bank.
The Company's financial position and results are as of and for the period ended March 31, 2019 and do not include the impact of the merger or HomeTown's financial position and results.
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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to, the following:

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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;

•	cybersecurity threats or attacks, the implementation of new technologies, and the ability to develop and maintain reliable electronic systems;

•	the ability to retain key personnel;

•	the failure of assumptions underlying the allowance for loan losses; and

•	risks associated with mergers and acquisitions and other expansion activities.
On April 1, 2019, the Company announced the completion of its merger with Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). In addition to the factors described above, the Company's operations, performance, business strategy and results may be affected by the following factors:

•	cost savings from the merger with HomeTown may not be fully realized or realized within the expected timeframe;

•	the businesses of the Company and/or HomeTown may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the merger may be lower than expected; and

•	customer and employee relationships and business operations may be disrupted by the merger.
The Company's financial position, results, and discussion are as of and for the period ended March 31, 2019 and do not include the impact of the merger or HomeTown's results.
Reclassification
In certain circumstances, reclassifications have been made to prior period information to conform to the 2018 presentation.  There were no material reclassifications.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities, (8) the unfunded pension liability and (9) derivative financial instruments.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2018.
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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the three months ended March 31, 2019 or 2018.
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
Completed Acquisition
On April 1, 2019, the Company announced the completion of its merger with HomeTown. The combination deepens the Company's footprint in the Roanoke, Virginia metropolitan area and creates a presence in the New River Valley with an office in Christiansburg, Virginia. After completion of the merger and with two office consolidations, the Company has eight offices in the combined Roanoke/New River Valley market area. Based on financial results as of March 31, 2019, the combined company has approximately $2.5 billion in assets, $1.8 billion in loans, and $2.0 billion in deposits across Virginia and North Carolina. As a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, was merged with and into the Bank.
RESULTS OF OPERATIONS
Earnings Performance
Three months ended March 31, 2019 and 2018
For the quarter ended March 31, 2019, the Company reported net income of $6,003,000 compared to $5,812,000 for the comparable quarter in 2018. The $191,000 or 3.3% increase was driven primarily by increased net interest income, resulting mostly from higher average yields and higher loan volume.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended March 31,	2019	2018	$ Change	% Change
Interest income	$18,096	$16,668	$1,428	8.6%
Interest expense	(3,028)	(2,125)	(903)	42.5
Net interest income	15,068	14,543	525	3.6
Provision for (recovery of) loan losses	(16)	44	(60)	(136.4)
Noninterest income	3,451	3,333	118	3.5
Noninterest expense	(10,929)	(10,702)	(227)	2.1
Income tax expense	(1,571)	(1,406)	(165)	11.7

Net income	$6,003	$5,812	$191	3.3

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
Three months ended March 31, 2019 and 2018
Net interest income on a taxable equivalent basis increased $481,000 or 3.3%, for the first quarter of 2019 compared to the same quarter of 2018.  The increase was primarily driven by higher yields and higher loan volume.
For the first quarter of 2019, the Company's yield on interest-earning assets was 4.20%, compared to 3.97% for the first quarter of 2018.  The cost of interest-bearing liabilities was 1.02% compared to 0.72%, primarily related to a 25 basis point (0.25%) increase in the cost of deposits. The interest rate spread was 3.18% compared to 3.25%. The net interest margin, on a fully taxable equivalent basis, was 3.50% compared to 3.46%, an increase of four basis points (0.04%). The increase in net interest margin was driven by a $38.4 million (2.3%) increase in average earning assets, enhanced by a $19.8 million (4.9%) increase in average noninterest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2019 and 2018.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2019	2018	2019	2018	2019	2018
Loans:
Commercial	$265,578	$258,552	$2,891	$2,444	4.41%	3.83%
Real estate	1,083,800	1,077,243	12,716	12,189	4.69	4.53
Consumer	4,973	4,300	75	76	6.12	7.17
Total loans	1,354,351	1,340,095	15,682	14,709	4.64	4.40

Securities:
Federal agencies and GSEs	139,465	103,199	850	517	2.44	2.00
Mortgage-backed and CMOs	111,701	108,826	693	600	2.48	2.21
State and municipal	78,597	86,336	538	634	2.74	2.94
Other securities	14,071	14,422	178	175	5.06	4.85
Total securities	343,834	312,783	2,259	1,926	2.63	2.46

Deposits in other banks	38,702	45,573	266	188	2.79	1.67

Total interest-earning assets	1,736,887	1,698,451	18,207	16,823	4.20	3.97

Non-earning assets	126,325	119,978

Total assets	$1,863,212	$1,818,429

Deposits:
Demand	$238,430	$232,383	14	11	0.02	0.02
Money market	395,704	410,171	1,153	783	1.18	0.77
Savings	134,060	130,708	10	9	0.03	0.03
Time	363,410	383,860	1,295	1,022	1.45	1.08
Total deposits	1,131,604	1,157,122	2,472	1,825	0.89	0.64

Customer repurchase agreements	42,705	12,247	171	1	1.62	0.03
Other short-term borrowings	61	2,183	1	9	6.56	1.65
Long-term borrowings	27,937	27,836	384	290	5.50	4.17
Total interest-bearing
liabilities	1,202,307	1,199,388	3,028	2,125	1.02	0.72

Noninterest bearing demand deposits	419,809	400,027
Other liabilities	16,419	9,581
Shareholders' equity	224,677	209,433
Total liabilities and
shareholders' equity	$1,863,212	$1,818,429

Interest rate spread					3.18%	3.25%
Net interest margin					3.50%	3.46%

Net interest income (taxable equivalent basis)			15,179	14,698
Less: Taxable equivalent adjustment			111	155
Net interest income			$15,068	$14,543

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended March 31,
	2019 vs. 2018
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$447	$379	$68
Real estate	527	452	75
Consumer	(1)	(12)	11
Total loans	973	819	154
Securities:
Federal agencies and GSEs	333	127	206
Mortgage-backed and CMOs	93	77	16
State and municipal	(96)	(41)	(55)
Other securities	3	7	(4)
Total securities	333	170	163
Deposits in other banks	78	110	(32)
Total interest income	1,384	1,099	285

Interest expense
Deposits:
Demand	3	3	—
Money market	370	399	(29)
Savings	1	1	—
Time	273	330	(57)
Total deposits	647	733	(86)
Customer repurchase agreements	170	162	8
Other short-term borrowings	(8)	7	(15)
Long-term borrowings	94	93	1
Total interest expense	903	995	(92)
Net interest income (taxable equivalent basis)	$481	$104	$377

Noninterest Income, three months ended March 31, 2019 and 2018
For the quarter ended March 31, 2019, noninterest income increased $118,000 or 3.5% compared to the comparable 2018 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$914	$929	$(15)	(1.6)%
Service charges on deposit accounts	594	612	(18)	(2.9)
Other fees and commissions	708	642	66	10.3
Mortgage banking income	406	450	(44)	(9.8)
Securities gains, net	323	121	202	166.9
Brokerage fees	147	222	(75)	(33.8)
Income from SBICs	168	155	13	8.4
Other	191	202	(11)	(5.4)
Total noninterest income	$3,451	$3,333	$118	3.5
Mortgage banking income decreased $44,000 in the 2019 quarter compared to the 2018 quarter. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Net securities gains increased $202,000 in the 2019 quarter compared to the same quarter in 2018. Gains in the 2019 quarter were almost entirely related to unrealized changes in the fair value of equity securities held by the Company. Brokerage fees decreased due to market volatility. Income from Small Business Investment Companies ("SBICs") reflected a $13,000 increase compared to the 2018 quarter; this category of income is highly unpredictable.

Noninterest Expense, three months ended March 31, 2019 and 2018
For the three months ended March 31, 2019, noninterest expense increased $227,000 or 2.1%. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest Expense
Salaries	$4,664	$4,997	$(333)	(6.7)%
Employee benefits	1,230	1,175	55	4.7
Occupancy and equipment	1,084	1,128	(44)	(3.9)
FDIC assessment	125	146	(21)	(14.4)
Bank franchise tax	290	281	9	3.2
Core deposit intangible amortization	55	77	(22)	(28.6)
Data processing	532	422	110	26.1
Software	324	305	19	6.2
Other real estate owned, net	13	30	(17)	(56.7)
Merger related expenses	451	—	451	100.0
Other	2,161	2,141	20	0.9
Total noninterest expense	$10,929	$10,702	$227	2.1
Salaries expense decreased $333,000 in the 2019 quarter as compared to the 2018 quarter primarily due to an adjustment to an accrual for employee benefits. Total full-time equivalent employees were 299 at the end of the first quarter of 2019, down from 326 for the first quarter of 2018. The reduction was the result of a combination of retirements and hiring decisions delayed in anticipation of the pending HomeTown merger. Data processing expense increased $110,000 in the 2019 quarter as compared to the same quarter in 2018 primarily due to additional products and services. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $451,000 during the first quarter of 2019. Management anticipates significant additional merger related expenses in the second quarter, mostly related to data processing contract termination and conversion related expense.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO, (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2019 quarter was 56.95% compared to 59.36% for the 2018 quarter. The Company expects gradual improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Efficiency Ratio
Noninterest expense	$10,929	$10,702
Add/subtract: loss/(gain) on sale of OREO	2	5
Subtract: core deposit intangible amortization	(55)	(77)
Subtract merger related expense	(451)	—
	$10,425	$10,630

Net interest income	$15,068	$14,543
Tax equivalent adjustment	111	155
Noninterest income	3,451	3,333
Add/subtract: (gain)/loss on securities	(323)	(121)
Add/subtract: (gain)/loss on fixed assets	—	(3)
	$18,307	$17,907

Efficiency ratio	56.95%	59.36%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2019 and 2018 quarters is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$15,682	$14,709
Interest income - investments and other	2,525	2,114
Interest expense - deposits	(2,472)	(1,825)
Interest expense - customer repurchase agreements	(171)	(1)
Interest expense - other short-term borrowings	(1)	(9)
Interest expense - long-term borrowings	(384)	(290)
Total net interest income	$15,179	$14,698
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(44)	$(52)
Tax benefit realized on non-taxable interest income - municipal securities	(67)	(103)
GAAP measures	$15,068	$14,543
Income Taxes
The effective tax rate for the first quarter of 2019 was 20.74% compared to 19.48% for the first quarter of 2018. The effective tax rate is lower than the statutory rate of 21% each year as a result of income that is not taxable for federal income tax purposes in both years and the tax benefit from the exercise of stock options.
Fair Value Impact to Pretax Income
The following table presents the impact for the three month period ended March 31, 2019 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina") and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

		March 31, 2019
	Income Statement Effect	Accretion (Amortization) Three Months Ended
Interest income/(expense):
Acquired performing loans	Income	$77
Acquired impaired loans	Income	204
Junior subordinated debt	Expense	(26)
Net interest income		255

Noninterest (expense):
Amortization of core deposit intangible	Expense	(55)

Change in pretax income		$200
During the first quarter of 2019, the Company received $217,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $255,000 for the comparable quarter of 2018.

The following table presents the impact for the three month period ended March 31, 2018 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

		March 31, 2018
	Income Statement Effect	Accretion (Amortization) Three Months Ended
Interest income/(expense):
Acquired performing loans	Income	$104
Acquired impaired loans	Income	348
Junior subordinated debt	Expense	(25)
Net interest income		427

Noninterest (expense):
Amortization of core deposit intangible	Expense	(77)

Change in pretax income		$350

The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact of these acquisitions will continue to decline in future quarters. However, starting in the second quarter of 2019, management anticipates a positive impact from merger related accounting adjustments associated with the acquisition of HomeTown.
Impact of Inflation and Changing Prices
The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation has been consistently modest over the past several years.
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
The available for sale securities portfolio was $324,289,000 at March 31, 2019, compared to $332,653,000 at December 31, 2018, a decrease of $8,364,000 or 2.5%. At March 31, 2019, the available for sale portfolio had an amortized cost of $325,445,000 resulting in a net unrealized loss of $1,156,000.  At December 31, 2018, the available for sale portfolio had an amortized cost of $337,774,000, resulting in a net unrealized loss of $5,121,000. The Company recognized a $319,000 change in the fair value of equity securities for the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recognized a $113,000 change in the fair value of equity securities.
The Company is cognizant of the continuing historically low, but possibly flat to decreasing rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration. In early 2019 indications are that market rates may have peaked or temporarily stabilized and the yield curve has flattened. The Company will continue to purchase high quality taxable securities, but may elect to extend the duration of the portfolio in an effort to enhance yield.

During the three months ended March 31, 2019, the Company did not sell any available for sale securities. This compares to the three months ended March 31, 2018, when the Company sold $22,025,000 in par value bonds and realized a net gain of $8,000. During the three months ended March 31, 2019, the Company sold $80,000 in equity securities at fair value.
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
Total loans were $1,360,063,000 at March 31, 2019, compared to $1,357,476,000 at December 31, 2018, an increase of $2,587,000 or 0.2%.
Average loans were $1,354,351,000 for the first quarter of 2019, compared to $1,340,095,000 for the first quarter of 2018, an increase of $14,256,000 or 1.1%.
Loans held for sale totaled $1,252,000 at March 31, 2019 and $640,000 at December 31, 2018. Loan production volume was $15,572,000 for the three month period ended March 31, 2019 and $17,650,000 for the same period of 2018. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Commercial	$289,301	$285,972
Commercial real estate:
Construction and land development	93,759	97,240
Commercial real estate	659,133	655,800
Residential real estate:
Residential	212,665	209,438
Home equity	99,979	103,933
Consumer	5,226	5,093
Total loans	$1,360,063	$1,357,476

Provision for Loan Losses
The Company had a provision for loan losses of $16,000 for the three month period ended March 31, 2019, compared to a negative provision of $44,000 for the same period ended March 31, 2018. The $16,000 provision related to adjustments on the specific reserves for the impaired loan loss allowance. The need for any additional provision in the three month period ended March 31, 2019 was mitigated by continued high asset quality, low charge offs, and improvement in various qualitative factors, notably economic, political and regulatory, used in computing the allowance for loan losses.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At March 31, 2019, the ALLL was $12,806,000, compared to $12,805,000 at December 31, 2018. The ALLL as a percentage of total loans was 0.94% at both dates.
As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.96% at March 31, 2019, compared to 0.97% at December 31, 2018. On a dollar basis, the reserve was $12,546,000 at March 31, 2019, compared to $12,560,000 at

December 31, 2018. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 4.88% at March 31, 2019, compared to 4.78% at December 31, 2018. On a dollar basis, the reserve was $62,000 at March 31, 2019, compared to $64,000 at December 31, 2018. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $61,000 over December 31, 2018.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $198,000 at March 31, 2019 compared to $181,000 at December 31, 2018. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$12,805	$13,603

Charge-offs:
Construction and land development	—	—
Commercial real estate	6	11
Residential real estate	20	—
Home equity	—	86
Total real estate	26	97
Commercial and industrial	11	787
Consumer	32	136
Total charge-offs	69	1,020

Recoveries:
Construction and land development	—	4
Commercial real estate	—	6
Residential real estate	5	45
Home equity	8	104
Total real estate	13	159
Commercial and industrial	7	69
Consumer	34	97
Total recoveries	54	325

Net charge-offs	15	695
Provision for (recovery of) loan losses	16	(103)
Balance at end of period	$12,806	$12,805

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios
	March 31, 2019	December 31, 2018
Allowance to loans	0.94%	0.94%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.96	0.97
Net charge-offs to allowance (1)	0.47	5.43
Net charge-offs to average loans (1)	0.00	0.05
Nonperforming assets to total assets	0.10	0.11
Nonperforming loans to loans	0.10	0.09
Provision to net charge-offs (1)	106.67	(14.82)
Provision to average loans (1)	0.00	(0.01)
Allowance to nonperforming loans	979.05	1,101.98
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.10% at March 31, 2019 and 0.09% at December 31, 2018.
Nonperforming assets include nonperforming loans and other real estate owned ("OREO").  Nonperforming assets represented 0.10% and 0.11% of total assets at March 31, 2019 and December 31, 2018, respectively.
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

The following table presents the Company's nonperforming assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Nonperforming Assets
	March 31, 2019	December 31, 2018
Nonaccrual loans:
Real estate	$1,073	$1,007
Commercial	37	83
Consumer	1	—
Total nonaccrual loans	1,111	1,090

Loans past due 90 days and accruing interest:
Real estate	197	72
Total past due 90 days and accruing interest	197	72

Total nonperforming loans	1,308	1,162

Other real estate owned	646	869

Total nonperforming assets	$1,954	$2,031
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Impaired Loans
	March 31, 2019	December 31, 2018
Accruing	$829	$848
Nonaccruing	444	486
Total impaired loans	$1,273	$1,334
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,063,000 in TDRs at March 31, 2019 compared to $1,090,000 at December 31, 2018. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $646,000 and $869,000 as of March 31, 2019 and December 31, 2018, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Other Real Estate Owned
	March 31, 2019	December 31, 2018
Construction and land development	$59	$78
1-4 family residential	514	719
Commercial real estate	73	72
	$646	$869
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,559,790,000 at March 31, 2019 compared to $1,566,227,000 at December 31, 2018, a decrease of $6,437,000 or 0.4%.
Average interest bearing deposits were $1,131,604,000 for the first quarter of 2019, compared to $1,157,122,000 for the first quarter of 2018, a decrease of $25,518,000 or 2.2%. Average noninterest bearing deposits for the 2019 quarter were $419,809,000, compared to $400,027,000 for the 2018 quarter, an increase of $19,782,000 or 4.9%.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The increasing challenge in this rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter of 2019 was 0.89%, up from 0.64% for the first quarter of 2018.
Junior Subordinated Debt
The Company had three junior subordinated notes in the amounts of $20,619,000, $4,363,000, and $2,920,000 outstanding at March 31, 2019. These notes accrue at 1.35%, 3.45%, and 2.95%, respectively, above the 90-day LIBOR rate, adjusted quarterly. To add stability to net interest income and manage exposure to interest rate movement, the Company entered into three interest rate swaps in June 2018 on these notes. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for receipt of variable rate payments over the ten year life of the contracts. The effective interest rates on the swapped notes were 4.33%, 6.44%, and 5.93%, respectively at March 31, 2019.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $229,473,000 at March 31, 2019 compared to $222,542,000 at December 31, 2018, an increase of $6,931,000 or 3.1%.
The Company paid cash dividends of $0.25 per share during the first three months of 2019 while the aggregate basic and diluted earnings per share for the same period was $0.69.
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules. The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. In addition, to be well capitalized under the "prompt corrective action" regulations pursuant to Section 38 of the FDIA, the Bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.
The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2019 and December 31, 2018. Management believes, as of March 31, 2019, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2019		Percentage At December 31, 2018
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.82%	13.87%	12.55%	13.68%
Tier 1 capital ratio	14.73	13.87	14.46	13.68
Total capital ratio	15.61	14.77	15.35	14.57

Leverage Capital Ratio:

Tier 1 leverage ratio	11.84	11.15	11.62	10.99
Stock Repurchase Program
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 300,000 shares of the Company's common shares over a two year period.
In the three month periods ended March 31, 2019 and 2018, the Company did not repurchase any shares.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  The Company had $190,250,000 outstanding in letters of credit at March 31, 2019 and December 31, 2018. $190,200,000 of these letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2019 and December 31, 2018, were $13,244,000 and $22,431,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at March 31, 2019 and at December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit	$386,773	$362,586
Standby letters of credit	11,930	15,555
Mortgage loan rate-lock commitments	11,243	9,710
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2019 is asset sensitive. Management expects that the general direction of market interest rates will be flat to decreasing the remainder of 2019.
Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2019 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	March 31, 2019
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$8,032	9.6%
Up 3.00%	6,065	7.2
Up 2.00%	4,108	4.9
Up 1.00%	2,144	2.6
Flat	—	—
Down 0.25%	(588)	(0.7)
Down 1.00%	(2,980)	(3.6)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2019 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	March 31, 2019
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$371,429	$89,170	31.6%
Up 3.00%	357,074	74,815	26.5
Up 2.00%	339,208	56,949	20.2
Up 1.00%	315,162	32,903	11.7
Flat	282,259	—	—
Down 0.25%	271,988	(10,271)	(3.6)
Down 1.00%	236,710	(45,549)	(16.1)
Due to the current stable to decreasing interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 9, 2019.
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
No shares of the Company's common stock were repurchased during the three months ended March 31, 2019. Under the share repurchase program, the Company has the remaining authority to repurchase up to 300,000 shares of the Company's common stock as of March 31, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.  OTHER INFORMATION
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

ITEM 6.  EXHIBITS

3.2	Bylaws of American National Bankshares Inc., as amended (incorporated by reference to Exhibit 3.2 to American National Bankshares Inc.'s Current Report on Form 8-K filed on April 4, 2019).

10.1
Employment Agreement between American National Bank and Trust Company and Susan K. Still (incorporated by reference to Exhibit 10.1 to American National Bankshares Inc.'s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on February 6, 2019; SEC file no. 333-228810).

10.2
HomeTown Bank 2005 Stock Option Plan (incorporated by reference to Exhibit 4.0 to American National Bankshares Inc.'s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed on April 1, 2019; SEC file no. 333-228810).

31.1        Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2019 and March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 8, 2019		(principal executive officer)

	By:	/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - May 8, 2019		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 8, 2019		(principal accounting officer)