Form 10-Q
period 2019-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2019-08-05
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number:  0-12820
AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)
(434) 792-5111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMNB	Nasdaq Global Select Market
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
At July 29, 2019, the Company had 11,143,132 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	65

Item 6.	Exhibits	66

SIGNATURES		67

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) June 30, 2019	(*) December 31, 2018
Cash and due from banks	$34,460	$29,587
Interest-bearing deposits in other banks	20,454	34,668

Equity securities, at fair value	125	1,830
Securities available for sale, at fair value	334,326	332,653
Restricted stock, at cost	7,796	5,247
Loans held for sale	3,165	640

Loans, net of unearned income	1,836,241	1,357,476
Less allowance for loan losses	(12,786)	(12,805)
Net loans	1,823,455	1,344,671

Premises and equipment, net	39,038	26,675
Other real estate owned, net of valuation allowance of $144 in 2019 and $109 in 2018	1,433	869
Goodwill	84,633	43,872
Core deposit intangibles, net	8,613	926
Bank owned life insurance	27,451	18,941
Accrued interest receivable and other assets	33,133	22,287
Total assets	$2,418,082	$1,862,866

Liabilities
Demand deposits -- noninterest bearing	$554,400	$435,828
Demand deposits -- interest bearing	326,105	234,621
Money market deposits	451,343	401,461
Savings deposits	178,723	132,360
Time deposits	488,526	361,957
Total deposits	1,999,097	1,566,227

Short-term borrowings:
Customer repurchase agreements	37,222	35,243
Other short-term borrowings	13,528	—
Subordinated debt	7,526	—
Junior subordinated debt	27,978	27,927
Accrued interest payable and other liabilities	20,814	10,927
Total liabilities	2,106,165	1,640,324

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 11,141,355 shares outstanding at June 30, 2019 and 8,720,337 shares outstanding at December 31, 2018	11,089	8,668
Capital in excess of par value	160,572	78,172
Retained earnings	141,339	141,537
Accumulated other comprehensive loss, net	(1,083)	(5,835)
Total shareholders' equity	311,917	222,542
Total liabilities and shareholders' equity	$2,418,082	$1,862,866
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and Dividend Income:
Interest and fees on loans	$22,629	$14,766	$38,267	$29,423
Interest and dividends on securities:
Taxable	1,980	1,540	3,801	2,864
Tax-exempt	239	423	526	842
Dividends	105	78	189	158
Other interest income	258	185	524	373
Total interest and dividend income	25,211	16,992	43,307	33,660
Interest Expense:
Interest on deposits	3,520	1,873	5,992	3,698
Interest on short-term borrowings	178	2	350	12
Interest on long-term borrowings	14	—	14	—
Interest on subordinated debt	122	—	122	—
Interest on junior subordinated debt	388	329	772	619
Total interest expense	4,222	2,204	7,250	4,329
Net Interest Income	20,989	14,788	36,057	29,331
Provision for (recovery of) loan losses	(10)	(30)	6	(74)
Net Interest Income After Provision for (Recovery of) Loan Losses	20,999	14,818	36,051	29,405
Noninterest Income:
Trust fees	933	945	1,847	1,874
Service charges on deposit accounts	724	592	1,318	1,204
Other fees and commissions	1,015	679	1,723	1,321
Mortgage banking income	586	491	992	941
Securities gains, net	147	289	470	410
Brokerage fees	186	209	333	431
Income (loss) from Small Business Investment Companies	(137)	171	31	326
Gains (losses) on premises and equipment, net	(87)	—	(87)	3
Other	315	187	506	386
Total noninterest income	3,682	3,563	7,133	6,896
Noninterest Expense:
Salaries	7,048	5,095	11,712	10,092
Employee benefits	1,425	1,111	2,655	2,286
Occupancy and equipment	1,431	1,100	2,515	2,228
FDIC assessment	169	132	294	278
Bank franchise tax	412	291	702	572
Core deposit intangible amortization	458	77	513	154
Data processing	717	467	1,249	889
Software	321	354	645	659
Other real estate owned, net	(44)	25	(31)	55
Merger related expense	10,871	—	11,322	—
Other	3,508	2,350	5,669	4,491
Total noninterest expense	26,316	11,002	37,245	21,704
Income (Loss) Before Income Taxes	(1,635)	7,379	5,939	14,597

Income Taxes	(405)	1,399	1,166	2,805
Net Income (Loss)	$(1,230)	$5,980	$4,773	$11,792

Net Income (Loss) Per Common Share:
Basic	$(0.11)	$0.69	$0.48	$1.36
Diluted	$(0.11)	$0.69	$0.48	$1.36
Weighted Average Common Shares Outstanding:
Basic	11,126,800	8,692,107	9,942,566	8,680,739
Diluted	11,126,800	8,704,726	9,952,115	8,695,860
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2019	2018
Net income (loss)	$(1,230)	$5,980

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	4,106	(1,446)
Tax effect	(920)	325

Reclassification adjustment for gains on sales or calls of securities available for sale	(136)	—
Tax effect	31	—

Unrealized losses on cash flow hedges	(1,086)	(237)
Tax effect	243	53

Other comprehensive income (loss)	2,238	(1,305)

Comprehensive income	$1,008	$4,675
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2019	2018
Net income	$4,773	$11,792

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	8,075	(5,180)
Tax effect	(1,809)	1,186

Reclassification adjustment for gains on sales or calls of securities available for sale	(140)	(8)
Tax effect	32	2

Unrealized losses on cash flow hedges	(1,811)	(237)
Tax effect	405	53

Other comprehensive income (loss)	4,752	(4,184)

Comprehensive income	$9,525	$7,608
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended June 30, 2019 and 2018
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, April 1, 2018	$8,621	$76,525	$131,299	$(6,605)	$209,840

Net income	—	—	5,980	—	5,980

Other comprehensive loss	—	—	—	(1,305)	(1,305)

Reclassification for ASU 2016-01 adoption	—	—	—	—	—

Stock options exercised (28,710 shares)	29	661	—	—	690

Vesting of restricted stock	—	—	—	—	—

Equity based compensation (4,384 shares)	4	310	—	—	314

Cash dividends paid, $0.50 per share	—	—	(2,171)	—	(2,171)

Balance, June 30, 2018	$8,654	$77,496	$135,108	$(7,910)	$213,348

Balance, April 1, 2019	$8,705	$78,738	$145,351	$(3,321)	$229,473

Net loss	—	—	(1,230)	—	(1,230)

Other comprehensive income	—	—	—	2,238	2,238

Issuance of common stock (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock options exercised (17,330 shares)	17	271	—	—	288

Vesting of restricted stock	—	—	—	—	—

Equity based compensation (5,770 shares)	5	585	—	—	590

Cash dividends paid, $0.50 per share	—	—	(2,782)	—	(2,782)

Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2019 and 2018
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	11,792	—	11,792

Other comprehensive loss	—	—	—	(4,184)	(4,184)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (32,010 shares)	32	743	—	—	775

Vesting of restricted stock (10,101 shares)	10	(10)	—	—	—

Equity based compensation (25,570 shares)	8	584	—	—	592

Cash dividends paid, $0.50 per share	—	—	(4,344)	—	(4,344)

Balance, June 30, 2018	$8,654	$77,496	$135,108	$(7,910)	$213,348

Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	4,773	—	4,773

Other comprehensive income	—	—	—	4,752	4,752

Issuance of common stock (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock options exercised (30,530 shares)	30	548	—	—	578

Vesting of restricted stock (20,285 shares)	20	(20)	—	—	—

Equity based compensation (28,802 shares)	9	894	—	—	903

Cash dividends paid, $0.50 per share	—	—	(4,971)	—	(4,971)

Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$4,773	$11,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	6	(74)
Depreciation	958	933
Net accretion of acquisition accounting adjustments	(1,373)	(804)
Core deposit intangible amortization	513	154
Net amortization of securities	613	859
Net gain on sale or call of securities available for sale	(140)	(8)
Net change in fair value of equity securities	(330)	(402)
Gain on sale of loans held for sale	(992)	(941)
Proceeds from sales of loans held for sale	41,962	39,145
Originations of loans held for sale	(43,495)	(38,861)
Net gain on other real estate owned	(134)	(25)
Valuation allowance on other real estate owned	56	22
Net loss (gain) on sale of premises and equipment	87	(3)
Equity based compensation expense	903	592
Earnings on bank owned life insurance	(264)	(214)
Deferred income tax expense (benefit)	222	(27)
Net change in interest receivable	229	(62)
Net change in other assets	8,880	(875)
Net change in interest payable	93	(2)
Net change in other liabilities	(2,211)	(34)
Net cash provided by operating activities	10,356	11,165

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	317	431
Proceeds from sales of securities available for sale	29,878	22,066
Proceeds from maturities, calls and paydowns of securities available for sale	38,817	16,000
Purchases of securities available for sale	(26,312)	(66,221)
Net change in restricted stock	39	647
Net increase in loans	(33,371)	(2,952)
Proceeds from sale of premises and equipment	—	24
Purchases of premises and equipment	(1,299)	(932)
Proceeds from sales of other real estate owned	1,137	636
Cash paid in bank acquisition	(27)	—
Cash acquired in bank acquisition	26,283	—
Net cash provided by (used in) investing activities	35,462	(30,301)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(36,239)	37,585
Net change in time deposits	(14,373)	(11,565)
Net change in customer repurchase agreements	1,979	(3,950)
Net change in other short-term borrowings	(1,355)	(18,500)
Net change in long-term borrowings	(778)	—
Common stock dividends paid	(4,971)	(4,344)
Proceeds from exercise of stock options	578	775
Net cash (used in) provided by financing activities	(55,159)	1

Net Decrease in Cash and Cash Equivalents	(9,341)	(19,135)
Cash and Cash Equivalents at Beginning of Period	64,255	52,477
Cash and Cash Equivalents at End of Period	$54,914	$33,342
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other-than-temporary impairment of securities, accounting for merger and acquisition activity, derivative financial instruments, accounting for acquired loans with specific credit-related deterioration, the valuation of deferred tax assets and liabilities, and the valuation of other real estate owned ("OREO").
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company has implemented and completed a significant amount of a project plan addressing the components of this ASU with the assistance of an outside vendor. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this ASU clarify and improve areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 2 - Acquisitions
On April 1, 2019, the Company completed its acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown") and its wholly-owned subsidiary bank, HomeTown Bank. Pursuant and subject to the terms of the merger agreement, as a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Consideration Paid:
Common shares issued (2,361,686)	$82,470
Issuance of replacement stock options/restricted stock	753
Cash paid in lieu of fractional shares	27
Value of consideration	83,250

Assets acquired:
Cash and cash equivalents	26,283
Investment securities	34,876
Restricted stock	2,588
Loans	444,324
Premises and equipment	12,554
Deferred income taxes	2,329
Core deposit intangible	8,200
Other real estate owned	1,442
Banked owned life insurance	8,246
Other assets	14,244
Total assets	555,086

Liabilities assumed:
Deposits	483,626
Short-term FHLB advances	14,883
Long-term FHLB advances	778
Subordinated debt	7,530
Other liabilities	5,780
Total liabilities	512,597
Net assets acquired	42,489
Goodwill resulting from merger with HomeTown	$40,761
The acquired loans were recorded at fair value at the acquisition date without carryover of HomeTown's previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing).
The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest at acquisition	$45,551
Contractual cash flows not expected to be collected (nonaccretable difference)	8,296
Expected cash flows at acquisition	37,255
Interest component of expected cash flows (accretable yield)	4,410
Fair value of acquired loans accounted for under FASB ASC 310-30	$32,845
Direct costs related to the acquisition were expensed as incurred. During the six months ended June 30, 2019, the Company incurred $11.3 million in merger and acquisition integration expenses related to the merger, including $9.1 million in data processing termination and conversion costs, $1.7 million in legal and professional fees, $0.4 million in salary related expense, and $0.1 million in other noninterest expenses. The majority of these expenses were related to integration and are deductible for tax purposes.
The following table presents unaudited pro forma information as if the acquisition of HomeTown had occurred on January 1, 2018. These results combine the historical results of HomeTown in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of HomeTown's provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the net impact of accretion for 2018 and the elimination of merger-related costs for 2019. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands, except per share data):

	Pro forma Six Months Ended
	June 30, 2019	June 30, 2018
Total revenues (1)	$45,768	$49,419
Net income	13,382	14,755
Earnings per share	1.20	1.33
(1) Includes net interest income and noninterest income.

Note 3 – Securities
The amortized cost and fair value of investments in debt securities at June 30, 2019 were as follows (dollars in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$136,066	$1,594	$647	$137,013
Mortgage-backed and CMOs	135,871	1,426	398	136,899
State and municipal	51,559	733	47	52,245
Corporate	8,016	153	—	8,169
Total securities available for sale	$331,512	$3,906	$1,092	$334,326
The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $125,000 at June 30, 2019 and recognized in income a $330,000 change in the fair value of equity securities during the first six months of 2019. During the six months ended June 30, 2019, the Company sold $317,000 in equity securities at fair value. The Company had equity securities with a fair value of $2,177,000 at June 30, 2018 and recognized in income a $402,000 change in the fair value of equity securities during the first six months of 2018.

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
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's consolidated balance sheets.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2019 and December 31, 2018 was as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
FRB stock	$5,045	$3,621
FHLB stock	2,751	1,626
Total restricted stock	$7,796	$5,247
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position, at June 30, 2019, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$86,417	$647	$2,038	$28	$84,379	$619
Mortgage-backed and CMOs	59,842	398	848	2	58,994	396
State and municipal	10,679	47	—	—	10,679	47
Corporate	—	—	—	—	—	—
Total	$156,938	$1,092	$2,886	$30	$154,052	$1,062
Federal agencies and GSEs: The unrealized losses on the Company's investment in 30 government sponsored entities ("GSE") securities were caused by interest rate increases. Seventeen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.
Mortgage-backed securities: The unrealized losses on the Company's investment in 41 GSE mortgage-backed securities were caused by interest rate increases. Thirty-six of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") was due to normal market fluctuations. This one security was in an unrealized loss position for 12 months or more. The contractual cash flows of that investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2019.
State and municipal securities:  The unrealized losses on 13 state and municipal securities were caused by interest rate increases. Thirteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.
Corporate securities:  There were no corporate bonds in an unrealized loss position at June 30, 2019.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2019, and no impairment has been recognized.
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
Other-Than-Temporarily-Impaired Securities
As of June 30, 2019 and December 31, 2018, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Realized gains (losses):
Gross realized gains	$190	$194
Gross realized losses	(54)	(54)
Net realized gains	$136	$140
Proceeds from sales of securities	$29,878	$29,878

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Realized gains (losses):
Gross realized gains	$—	$105
Gross realized losses	—	(97)
Net realized gains	$—	$8
Proceeds from sales of securities	$—	$22,066
Note 4 – Loans
Loans, excluding loans held for sale, at June 30, 2019 and December 31, 2018, were comprised of the following (dollars in thousands):

	June 30, 2019	December 31, 2018
Commercial	$340,427	$285,972
Commercial real estate:
Construction and land development	152,876	97,240
Commercial real estate	880,146	655,800
Residential real estate:
Residential	328,400	209,438
Home equity	121,905	103,933
Consumer	12,487	5,093
Total loans	$1,836,241	$1,357,476
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal balance	$482,640	$63,619
Carrying amount	464,419	58,886
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal balance	$62,006	$24,500
Carrying amount	51,297	20,611

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the six months ended June 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Balance at January 1	$4,633	$4,890
Additions from merger with HomeTown	4,410	—
Accretion	(1,527)	(2,362)
Reclassification from nonaccretable difference	222	956
Other changes, net*	283	1,149
	$8,021	$4,633
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$313	$1,168	$4	$49	$1,534	$338,893	$340,427
Commercial real estate:
Construction and land development	211	130	53	23	417	152,459	152,876
Commercial real estate	1,951	—	465	116	2,532	877,614	880,146
Residential:
Residential	743	841	408	706	2,698	325,702	328,400
Home equity	101	220	—	75	396	121,509	121,905
Consumer	24	—	—	—	24	12,463	12,487
Total	$3,343	$2,359	$930	$969	$7,601	$1,828,640	$1,836,241
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$20	$—	$—	$83	$103	$285,869	$285,972
Commercial real estate:
Construction and land development	—	—	—	27	27	97,213	97,240
Commercial real estate	42	—	—	197	239	655,561	655,800
Residential:
Residential	456	157	72	659	1,344	208,094	209,438
Home equity	126	—	—	124	250	103,683	103,933
Consumer	21	3	—	—	24	5,069	5,093
Total	$665	$160	$72	$1,090	$1,987	$1,355,489	$1,357,476

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2019 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4	$4	$—	$11	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	348	346	—	362	14
Residential:
Residential	641	640	—	640	17
Home equity	45	45	—	47	3
Consumer	—	—	—	—	—
	$1,038	$1,035	$—	$1,060	$34
With a related allowance recorded:
Commercial	$53	$49	$49	$55	$2
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential
Residential	263	263	28	205	9
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$316	$312	$77	$260	$11
Total:
Commercial	$57	$53	$49	$66	$2
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	348	346	—	362	14
Residential:
Residential	904	903	28	845	26
Home equity	45	45	—	47	3
Consumer	—	—	—	—	—
	$1,354	$1,347	$77	$1,320	$45
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2019 included in the impaired loan balances (dollars in thousands).

Loans Modified as a TDR for the
Three Months Ended June 30, 2019
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	207	207
Consumer	—	—	—
Total	1	$207	$207

Loans Modified as a TDR for the
Six Months Ended June 30, 2019
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	207	207
Consumer	—	—	—
Total	1	$207	$207
The TDR modification in 2019 was extension of the loan maturity.

The following tables show the detail of loans modified as TDRs during the three and six months ended June 30, 2018 included in the impaired loan balances (dollars in thousands):

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
The TDR modification in 2018 was extension of the loan maturity.
During the three and six months ended June 30, 2019 and 2018, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $203,000 and $112,000 in residential real estate loans in the process of foreclosure at June 30, 2019 and December 31, 2018, respectively. The Company had $351,000 and $719,000 in residential OREO at June 30, 2019 and December 31, 2018, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2019 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$327,393	$146,539	$835,625	$315,392	$121,511
Special Mention	11,295	3,993	32,446	7,782	—
Substandard	1,739	2,344	12,075	5,226	394
Doubtful	—	—	—	—	—
Total	$340,427	$152,876	$880,146	$328,400	$121,905
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$12,487
Nonperforming	—
Total	$12,487

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$285,092	$93,000	$647,519	$204,261	$103,541
Special Mention	154	1,840	4,403	1,685	—
Substandard	726	2,400	3,878	3,492	392
Doubtful	—	—	—	—	—
Total	$285,972	$97,240	$655,800	$209,438	$103,933
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,093
Nonperforming	—
Total	$5,093

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
Consumer loans are classified as performing or nonperforming.  A loan is nonperforming when payments of interest and principal are past due 90 days or more.
Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments at and for the indicated dates and periods are presented below (dollars in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018
Allowance for Loan Losses
Balance, beginning of period	$12,805	$13,603	$13,603
Provision for (recovery of) loan losses	6	(103)	(74)
Charge-offs	(123)	(1,020)	(174)
Recoveries	98	325	153
Balance, end of period	$12,786	$12,805	$13,508

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$217	$206	$206
Provision for unfunded commitments	99	11	13
Charge-offs	—	—	—
Balance, end of period	$316	$217	$219
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2019 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018:	$2,537	$7,246	$2,977	$45	$12,805
Provision for (recovery of) loan losses	178	(119)	(99)	46	6
Charge-offs	(11)	(6)	(20)	(86)	(123)
Recoveries	11	7	26	54	98
Balance at June 30, 2019:	$2,715	$7,128	$2,884	$59	$12,786

Balance at June 30, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$49	$—	$28	$—	$77
Collectively evaluated for impairment	2,666	7,097	2,699	59	12,521
Acquired impaired loans	—	31	157	—	188
Total	$2,715	$7,128	$2,884	$59	$12,786

Loans
Individually evaluated for impairment	$57	$348	$949	$—	$1,354
Collectively evaluated for impairment	338,629	999,082	433,407	12,472	1,783,590
Acquired impaired loans	1,741	33,592	15,949	15	51,297
Total	$340,427	$1,033,022	$450,305	$12,487	$1,836,241

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
Note 6 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2019.
Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the acquisition of MainStreet BankShares, Inc. in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown in April 2019 were $8,200,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2019, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2018	$43,872	$926
Additions	40,761	8,200
Amortization	—	(513)
Impairment	—	—
Balance at June 30, 2019	$84,633	$8,613
Note 7 – Leases
On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and, consistent with such elections, did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company's 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4.4 million at the date of adoption, which is related to the Company's lease of premises used in operations. In connection with the HomeTown merger, the Company added $1.8 million to the right-of-use asset and lease liability. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.
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
The following tables present information about the Company's leases, as of and for the three and six months ended June 30, 2019 (dollars in thousands):

June 30, 2019
Lease liabilities	$5,771
Right-of-use assets	$5,758
Weighted average remaining lease term	8.50 years
Weighted average discount rate	3.20%

Three Months Ended June 30, 2019
Lease cost
Operating lease cost	$283
Short-term lease cost	1
Total lease cost	284

Cash paid for amounts included in the measurement of lease liabilities	$274

Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$494
Short-term lease cost	2
Total lease cost	496

Cash paid for amounts included in the measurement of lease liabilities	$483
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2019
Six months ending December 31, 2019	$530
Twelve months ending December 31, 2020	950
Twelve months ending December 31, 2021	934
Twelve months ending December 31, 2022	912
Twelve months ending December 31, 2023	809
Twelve months ending December 31, 2024	491
Thereafter	2,022
Total undiscounted cash flows	$6,648
Discount	(877)
Lease liabilities	$5,771
Note 8 – Short-term Borrowings
Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amount of $15,000,000 each, and with one correspondent bank in the aggregate amount of $17,500,000, and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Customer repurchase agreements	$37,222	$35,243
FHLB borrowings	13,528	—
Total short-term borrowings	$50,750	$35,243
Note 9 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2019, $602,513,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
There were no long-term borrowings with FHLB as of June 30, 2019 or December 31, 2018.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2019, the Bank's public deposits totaled $244,960,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2019, the Company had $190,250,000 in letters of credit with the FHLB outstanding, of which $190,000,000, as well as $92,384,000 in agency, state, and municipal securities, was pledged to provide collateral for such deposits.
Note 10 – Subordinated Debt
On April 1, 2019, in connection with the HomeTown merger, the Company assumed $7,500,000 in aggregate principal amount of fixed-to-floating rate subordinated notes issued to various institutional accredited investors. The notes have a maturity date of December 30, 2025 and have an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes will have a floating interest rate based on LIBOR. Interest will be paid semi-annually, in arrears, on June 30 and December 30 of each year during the time that the notes remain outstanding through the fixed interest rate period or earlier redemption date. Interest will be paid quarterly, in arrears, on March 30, June 30, September 30 and December 30 throughout the floating interest rate period or earlier redemption date.
The indebtedness evidenced by the notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payments to general and secured creditors and depositors of the bank. The notes are redeemable, without penalty, on or after December 30, 2020 and, in certain limited circumstances, prior to that date. The notes limit the Company from declaring or paying any dividend, or making any distribution on capital stock or other equity securities of any kind of the Company if the Company is not "well capitalized" for regulatory purposes, immediately prior to the declaration of such dividend or distribution, except for dividends payable solely in shares of common stock of the Company.
The carrying value of the subordinated debt includes a fair value adjustment of $26,000 at June 30, 2019. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through December 30, 2020.
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					June 30, 2019	December 31, 2018
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,405	4,377

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,954	2,931

					$27,978	$27,927
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,405,000 and $1,456,000 at June 30, 2019 and December 31, 2018, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
The following tables present information on the Company's derivative financial instruments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,615	$2,650

	December 31, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$804	$650
Note 13 – Stock Based Compensation
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
A summary of stock option transactions for the six months ended June 30, 2019 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	13,200	$21.97
Issued in HomeTown acquisition	40,753	16.63
Granted	—	—
Exercised	(30,530)	18.94
Forfeited	(1,660)	16.63
Expired	—	—
Outstanding at June 30, 2019	21,763	$16.63	5.07 years	$481
Exercisable at June 30, 2019	17,264	$16.63	4.96 years	$382
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition.  As of June 30, 2019, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2019 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2018	52,798	$31.71
Issued in HomeTown acquisition	7,137	27.28
Granted	18,926	32.33
Vested	(22,110)	23.46
Forfeited	(1,200)	34.04
Nonvested at June 30, 2019	55,551	$34.58
As of June 30, 2019 and December 31, 2018, there was $1,033,000 and $647,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan.  The weighted average period over which this cost is expected to be recognized is 1.69 years.  The share based compensation expense for nonvested restricted stock was $585,000 and $292,000 during the first six months of 2019 and 2018, respectively. The expense for the first six months of 2019 included $257,000 of accelerated compensation expense as a result of the HomeTown merger.
The Company offers its outside directors alternatives with respect to director compensation. For 2019, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  Only outside directors receive board fees. The Company issued 8,793 and 7,861 shares and recognized share based compensation expense of $318,000 and $300,000 during the first six months of 2019 and 2018, respectively.
Note 14 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	11,126,800	$(0.11)	8,692,107	$0.69
Effect of dilutive securities - stock options	—	—	12,619	—
Diluted earnings per share	11,126,800	$(0.11)	8,704,726	$0.69

	Six Months Ended June 30,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	9,942,566	$0.48	8,680,739	$1.36
Effect of dilutive securities - stock options	9,549	—	15,121	—
Diluted earnings per share	9,952,115	$0.48	8,695,860	$1.36
Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three and six month periods ended June 30, 2019 and 2018.

Note 15 – Employee Benefit Plans
The following information for the six months ended June 30, 2019 and 2018 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,
	2019	2018
Service cost	$—	$—
Interest cost	58	51
Expected return on plan assets	(68)	(64)
Recognized loss due to settlement	19	25
Recognized net actuarial loss	65	68
Net periodic cost	$74	$80
Note 16 – Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of ASC 820, Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
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
Securities available for sale and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2019 or December 31, 2018.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2019 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$137,013	$—	$137,013	$—
Mortgage-backed and CMOs	136,899	—	136,899	—
State and municipal	52,245	—	52,245	—
Corporate	8,169	—	8,169	—
Total securities available for sale	$334,326	$—	$334,326	$—
Equity securities	$125	$—	$125	$—
Liabilities:
Derivative - cash flow hedges	$2,615	$—	$2,615	$—

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$134,039	$—	$134,039	$—
Mortgage-backed and CMOs	111,867	—	111,867	—
State and municipal	79,902	—	79,902	—
Corporate	6,845	—	6,845	—
Total securities available for sale	$332,653	$—	$332,653	$—
Equity securities	$1,830	$—	$1,830	$—
Liabilities:
Derivative - cash flow hedges	$804	$—	$804	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2019 or the year ended December 31, 2018. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of the loss associated with impaired loans can be based on either the observable market price of the loan, the present value of projected cash flows or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company's judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a TDR. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2019 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,165	$—	$3,165	$—
Impaired loans, net of valuation allowance	239	—	—	239
Other real estate owned, net	1,433	—	—	1,433

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$640	$—	$640	$—
Impaired loans, net of valuation allowance	171	—	—	171
Other real estate owned, net	869	—	—	869
Quantitative Information About Level 3 Fair Value Measurements as of June 30, 2019 and December 31, 2018:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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
The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	54,914	54,914	—	—	54,914
Equity securities	125	—	125	—	125
Securities available for sale	334,326	—	334,326	—	334,326
Restricted stock	7,796	—	7,796	—	7,796
Loans held for sale	3,165	—	3,165	—	3,165
Loans, net of allowance	1,823,455	—	—	1,811,890	1,811,890
Bank owned life insurance	27,451	—	27,451	—	27,451
Accrued interest receivable	7,375	—	7,375	—	7,375

Financial Liabilities:
Deposits	1,999,097	—	2,000,234	—	2,000,234
Repurchase agreements	37,222	—	37,222	—	37,222
Other short-term borrowings	13,528	—	13,528	—	13,528
Subordinated debt	7,526	—	7,568	—	7,568
Junior subordinated debt	27,978	—	—	24,528	24,528
Accrued interest payable	1,462	—	1,462	—	1,462
Derivative - cash flow hedges	2,615	—	2,615	—	2,615

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
Note 17 – Segment and Related Information
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
Amounts shown in the "Other" column includes activities of the Company which are primarily debt service and corporate items.
Segment information as of and for the three and six months ended June 30, 2019 and 2018 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$25,102	$—	$109	$—	$25,211
Interest expense	3,712	—	510	—	4,222
Noninterest income	2,543	1,119	20	—	3,682
Income (loss) before income taxes	(574)	559	(1,620)	—	(1,635)
Net income (loss)	(327)	455	(1,358)	—	(1,230)
Depreciation and amortization	1,009	2	—	—	1,011
Total assets	2,407,232	—	351,130	(340,280)	2,418,082
Goodwill	84,633	—	—	—	84,633
Capital expenditures	906	—	—	—	906

	Three Months Ended June 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,900	$—	$92	$—	$16,992
Interest expense	1,874	—	330	—	2,204
Noninterest income	2,111	1,155	297	—	3,563
Income (loss) before income taxes	7,071	567	(259)	—	7,379
Net income (loss)	5,725	459	(204)	—	5,980
Depreciation and amortization	541	3	—	—	544
Total assets	1,814,730	—	241,617	(231,816)	1,824,531
Goodwill	43,872	—	—	—	43,872
Capital expenditures	587	—	—	—	587

	Six Months Ended June 30, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$43,101	$—	$206	$—	$43,307
Interest expense	6,356	—	894	—	7,250
Noninterest income	4,603	2,180	350	—	7,133
Income (loss) before income taxes	6,946	1,039	(2,046)	—	5,939
Net income (loss)	5,670	835	(1,732)	—	4,773
Depreciation and amortization	1,467	4	—	—	1,471
Total assets	2,407,232	—	351,130	(340,280)	2,418,082
Goodwill	84,633	—	—	—	84,633
Capital expenditures	1,292	7	—	—	1,299

	Six Months Ended June 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$33,480	$—	$180	$—	$33,660
Interest expense	3,709	—	620	—	4,329
Noninterest income	4,174	2,306	416	—	6,896
Income (loss) before income taxes	14,097	1,020	(520)	—	14,597
Net income (loss)	11,378	824	(410)	—	11,792
Depreciation and amortization	1,081	6	—	—	1,087
Total assets	1,814,730	—	241,617	(231,816)	1,824,531
Goodwill	43,872	—	—	—	43,872
Capital expenditures	932	—	—	—	932

Note 18 – Supplemental Cash Flow Information
Supplemental cash flow information as of and for the six months ended June 30, 2019 and 2018 is shown in the following table (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$34,460	$24,042
Interest-bearing deposits in other banks	20,454	9,300
Cash and Cash Equivalents	$54,914	$33,342

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,583	$4,332
Income taxes	1,532	2,548
Noncash investing and financing activities:
Transfer of loans to other real estate owned	181	532
Transfer from premises and equipment to other assets	445	—
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	4,413	—
Increase in operating lease liability upon adoption of ASU 2016-02	4,413	—
Unrealized gains (losses) on securities available for sale	7,935	(5,188)
Unrealized losses on cash flow hedges	(1,811)	(237)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	34,876	—
Restricted stock	2,588	—
Loans	444,324	—
Premises and equipment	12,554	—
Deferred income taxes	2,329	—
Core deposit intangible	8,200	—
Other real estate owned	1,442	—
Bank owned life insurance	8,246	—
Other assets	14,244	—

Liabilities assumed:
Deposits	483,626	—
Short-term FHLB advances	14,883	—
Long-term FHLB advances	778	—
Subordinated debt	7,530	—
Other liabilities	5,780	—

Consideration:
Issuance of common stock	82,470	—
Fair value of replacement stock options/restricted stock	753	—

Note 19 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2019 and 2018 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2018	$(4,325)	$—	$(2,280)	$(6,605)

Net unrealized losses on securities available for sale, net of tax, $(325)	(1,121)	—	—	(1,121)

Unrealized losses on cash flow hedges, net of tax, $(53)	—	(184)	—	(184)

Balance at June 30, 2018	$(5,446)	(184)	$(2,280)	$(7,910)

Balance at March 31, 2019	$(896)	$(1,187)	$(1,238)	$(3,321)

Net unrealized gains on securities available for sale, net of tax, $920	3,186	—	—	3,186

Reclassification adjustment for realized gains on securities, net of tax, $(31)	(105)	—	—	(105)

Unrealized losses on cash flow hedges, net of tax, $(243)	—	(843)	—	(843)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)

Net unrealized gains on securities available for sale, net of tax, $(1,186)	(3,994)	—	—	(3,994)

Reclassification adjustment for realized gains on securities, net of tax, $(2)	(6)	—	—	(6)

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Unrealized losses on cash flow hedges, net of tax, $(53)	—	(184)	—	(184)

Balance at June 30, 2018	$(5,446)	$(184)	$(2,280)	$(7,910)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized losses on securities available for sale, net of tax, $1,809	6,266	—	—	6,266

Reclassification adjustment for gains on sales of securities, net of tax, $(32)	(108)	—	—	(108)

Unrealized losses on cash flow hedges, net of tax, $(405)	—	(1,406)	—	(1,406)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three and Six Months ended June 30, 2019 and 2018
(dollars in thousands)

For the Three Months Ended June 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on call of securities	$136	Securities gains, net
	(31)	Income taxes
Total reclassifications	$105	Net of tax

For the Three Months Ended June 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Six Months Ended June 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented

Details about AOCI Components
Available for sale securities:
Realized gain on call of securities	$140	Securities gains, net
	(32)	Income taxes
	$108	Net of tax

For the Six Months Ended June 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$8	Securities gains, net
	(2)	Income taxes
	6	Net of tax
Reclassification for ASU 2016-01 adoption	650	*
Total reclassifications	$656
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
On April 1, 2019, the Company announced the completion of its acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). In addition to the factors described above, the Company's operations, performance, business strategy and results may be affected by the following factors:

•	cost savings from the merger may not be fully realized or realized within the expected timeframe;

•	the businesses of the Company and/or HomeTown may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the merger may be lower than expected; and

•	customer and employee relationships and business operations may be disrupted by the merger.
Reclassification
In certain circumstances, reclassifications have been made to prior period information to conform to the 2018 presentation.  There were no material reclassifications.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities, and (8) derivative financial instruments.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2018.
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
Acquired Loans with Specific Credit-Related Deterioration
Acquired loans with specific credit deterioration are accounted for by the Company in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. In accounting for acquired impaired loans, such loans are not classified as nonaccrual when they become 90 days past due. They are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments.
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the six months ended June 30, 2019 or 2018.
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
Completed Acquisition
On April 1, 2019, the Company announced the completion of its acquisition of HomeTown. The combination deepens the Company's footprint in the Roanoke, Virginia metropolitan area and creates a presence in the New River Valley with an office in Christiansburg, Virginia. After completion of the merger and with two office consolidations, the Company has eight offices in the combined Roanoke/New River Valley market area. As a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, was merged with and into the Bank.
RESULTS OF OPERATIONS
Earnings Performance
Three months ended June 30, 2019 and 2018
For the quarter ended June 30, 2019, the Company reported a net loss of $1,230,000 compared to net income of $5,980,000 for the comparable quarter in 2018. The $7,210,000 or 120.6% decrease was primarily due to $10,871,000 in one-time merger related expense in the 2019 quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended June 30,	2019	2018	$ Change	% Change
Interest income	$25,211	$16,992	$8,219	48.4%
Interest expense	(4,222)	(2,204)	(2,018)	91.6
Net interest income	20,989	14,788	6,201	41.9
Provision for loan losses	10	30	(20)	(66.7)
Noninterest income	3,682	3,563	119	3.3
Noninterest expense	(26,316)	(11,002)	(15,314)	139.2
Income tax (benefit) expense	405	(1,399)	1,804	(128.9)

Net income (loss)	$(1,230)	$5,980	$(7,210)	(120.6)

Six months ended June 30, 2019 and 2018
For the six month period ended June 30, 2019, the Company reported net income of $4,773,000 compared to $11,792,000 for the comparable period in 2018. The $7,019,000 or 59.5% decrease was primarily due to $11,322,000 in one-time merger related expense in the 2019 period.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Six Months Ended June 30,	2019	2018	$ Change	% Change
Interest income	$43,307	$33,660	$9,647	28.7%
Interest expense	(7,250)	(4,329)	(2,921)	67.5
Net interest income	36,057	29,331	6,726	22.9
Provision for (recovery of) loan losses	(6)	74	(80)	(108.1)
Noninterest income	7,133	6,896	237	3.4
Noninterest expense	(37,245)	(21,704)	(15,541)	71.6
Income tax expense	(1,166)	(2,805)	1,639	(58.4)

Net income	$4,773	$11,792	$(7,019)	(59.5)
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
Three months ended June 30, 2019 and 2018
Net interest income on a taxable equivalent basis increased $6,152,000 or 41.2%, for the second quarter of 2019 compared to the same quarter of 2018.  This improvement in net interest income was primarily related to an increase in the average balance of loans for the 2019 quarter compared to the 2018 quarter. Loan balances for the 2019 quarter were up $494.7 million or 37.4% over the 2018 quarter. Of the increase in balances, $444.3 million represents loans acquired in the HomeTown merger and $50.4 million (3.8%) represents growth in the other parts of our franchise.
For the second quarter of 2019, the Company's yield on interest-earning assets was 4.58%, compared to 4.02% for the second quarter of 2018.  The cost of interest-bearing liabilities was 1.10% compared to 0.75%, primarily related to a 30 basis point (0.30%) increase in the cost of deposits. The interest rate spread was 3.48% compared to 3.27%. The net interest margin, on a fully taxable equivalent basis, was 3.82% compared to 3.50%, an increase of 32 basis points (0.32%). The increase in net interest margin was driven by a $504.1 million (29.5%) increase in average earning assets, enhanced by a $140.3 million (33.4%) increase in average noninterest bearing deposits, and partially offset by a $317.9 million (27.7%) increase in average interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2019 and 2018.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2019	2018	2019	2018	2019	2018
Loans:
Commercial	$321,263	$267,996	$3,899	$2,652	4.87%	3.97%
Real estate	1,485,665	1,052,105	18,578	12,087	5.00	4.60
Consumer	12,188	4,327	201	77	6.61	7.14
Total loans	1,819,116	1,324,428	22,678	14,816	4.99	4.48

Securities:
Federal agencies and GSEs	140,516	127,033	858	707	2.44	2.23
Mortgage-backed and CMOs	127,718	108,789	809	609	2.53	2.24
State and municipal	68,185	91,636	480	653	2.82	2.85
Other securities	18,087	15,028	233	176	5.15	4.68
Total securities	354,506	342,486	2,380	2,145	2.69	2.51

Deposits in other banks	37,651	40,309	258	185	2.75	1.84

Total interest-earning assets	2,211,273	1,707,223	25,316	17,146	4.58	4.02

Non-earning assets	222,675	118,637

Total assets	$2,433,948	$1,825,860

Deposits:
Demand	$335,879	$246,493	112	13	0.13	0.02
Money market	448,722	395,135	1,394	802	1.25	0.81
Savings	179,375	132,190	98	10	0.22	0.03
Time	499,637	371,883	1,916	1,048	1.54	1.13
Total deposits	1,463,613	1,145,701	3,520	1,873	0.96	0.66

Customer repurchase agreements	35,657	11,347	140	1	1.57	0.04
Other short-term borrowings	7,627	247	38	1	1.99	1.62
Long-term borrowings	36,301	27,861	524	329	5.77	4.72
Total interest-bearing
liabilities	1,543,198	1,185,156	4,222	2,204	1.10	0.75

Noninterest bearing demand deposits	559,944	419,620
Other liabilities	23,525	8,828
Shareholders' equity	307,281	212,256
Total liabilities and
shareholders' equity	$2,433,948	$1,825,860

Interest rate spread					3.48%	3.27%
Net interest margin					3.82%	3.50%

Net interest income (taxable equivalent basis)			21,094	14,942
Less: Taxable equivalent adjustment			105	154
Net interest income			$20,989	$14,788

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended June 30,
	2019 vs. 2018
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,247	$664	$583
Real estate	6,491	1,147	5,344
Consumer	124	(6)	130
Total loans	7,862	1,805	6,057
Securities:
Federal agencies and GSEs	151	72	79
Mortgage-backed and CMOs	200	86	114
State and municipal	(173)	(8)	(165)
Other securities	57	19	38
Total securities	235	169	66
Deposits in other banks	73	86	(13)
Total interest income	8,170	2,060	6,110

Interest expense
Deposits:
Demand	99	93	6
Money market	592	471	121
Savings	88	83	5
Time	868	445	423
Total deposits	1,647	1,092	555
Customer repurchase agreements	139	132	7
Other short-term borrowings	37	—	37
Long-term borrowings	195	83	112
Total interest expense	2,018	1,307	711
Net interest income (taxable equivalent basis)	$6,152	$753	$5,399
Six months ended June 30, 2019 and 2018
Net interest income on a taxable equivalent basis increased $6,633,000 or 22.4%, for the six months ended June 30, 2019 compared to the same period of 2018. This improvement in net interest income was primarily related to an increase in the average balance of loans for the 2019 period compared to the 2018 period. Average loan balances for the 2019 period were up $255.8 million or 19.2% over the 2018 period, primarily due to the HomeTown acquisition.
For the first six months of 2019, the Company's yield on interest-earning assets was 4.41%, compared to 3.99% for the same period of 2018. The cost of interest-bearing liabilities was 1.06% compared to 0.73%, primarily related to a 28 basis point (0.28%) increase in the cost of deposits. The interest rate spread was 3.35% compared to 3.26%. The net interest margin, on a fully taxable equivalent basis, was 3.67% compared to 3.48%, an increase of 19 basis points (0.19%). The increase in net interest margin was driven by a $272.6 million (16.0%) increase in average earning assets, enhanced by a $80.4 million (19.6%) increase in average noninterest bearing deposits, and partially offset by a $147.1 million (12.8%) increase in average interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2019 and 2018. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2019	2018	2019	2018	2019	2018
Loans:
Commercial	$293,575	$263,300	$6,790	$5,096	4.66%	3.90%
Real estate	1,285,842	1,064,605	31,294	24,277	4.87	4.56
Consumer	8,601	4,313	276	153	6.47	7.15
Total loans	1,588,018	1,332,218	38,360	29,526	4.84	4.44

Securities:
Federal agencies and GSEs	139,993	115,182	1,708	1,224	2.44	2.13
Mortgage-backed and CMOs	119,754	108,808	1,502	1,208	2.51	2.22
State and municipal	73,362	89,000	1,018	1,287	2.78	2.89
Other securities	16,090	15,153	411	351	5.11	4.63
Total securities	349,199	328,143	4,639	4,070	2.66	2.48

Deposits in other banks	38,670	42,926	524	373	2.73	1.75

Total interest-earning assets	1,975,887	1,703,287	43,523	33,969	4.41	3.99

Non-earning assets	174,270	118,878

Total assets	$2,150,157	$1,822,165

Deposits:
Demand	$287,424	$239,477	126	24	0.09	0.02
Money market	422,359	402,612	2,548	1,585	1.22	0.79
Savings	156,843	131,453	107	20	0.14	0.03
Time	431,900	377,838	3,211	2,069	1.50	1.10
Total deposits	1,298,526	1,151,380	5,992	3,698	0.93	0.65

Customer repurchase agreements	39,161	11,795	311	2	1.60	0.03
Other short-term borrowings	3,865	1,210	39	10	2.02	1.65
Long-term borrowings	32,142	27,848	908	619	5.65	4.45
Total interest-bearing
liabilities	1,373,694	1,192,233	7,250	4,329	1.06	0.73

Noninterest bearing demand deposits	490,263	409,878
Other liabilities	19,992	9,202
Shareholders' equity	266,208	210,852
Total liabilities and
shareholders' equity	$2,150,157	$1,822,165

Interest rate spread					3.35%	3.26%
Net interest margin					3.67%	3.48%

Net interest income (taxable equivalent basis)			36,273	29,640
Less: Taxable equivalent adjustment			216	309
Net interest income			$36,057	$29,331

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Six Months Ended June 30,
	2019 vs. 2018
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,694	$1,066	$628
Real estate	7,017	1,716	5,301
Consumer	123	(16)	139
Total loans	8,834	2,766	6,068
Securities:
Federal agencies and GSEs	484	197	287
Mortgage-backed and CMOs	294	166	128
State and municipal	(269)	(50)	(219)
Other securities	60	37	23
Total securities	569	350	219
Deposits in other banks	151	191	(40)
Total interest income	9,554	3,307	6,247

Interest expense
Deposits:
Demand	102	96	6
Money market	963	882	81
Savings	87	82	5
Time	1,142	816	326
Total deposits	2,294	1,876	418
Customer repurchase agreements	309	294	15
Other short-term borrowings	29	3	26
Long-term borrowings	289	184	105
Total interest expense	2,921	2,357	564
Net interest income (taxable equivalent basis)	$6,633	$950	$5,683

Noninterest Income, three months ended June 30, 2019 and 2018
For the quarter ended June 30, 2019, noninterest income increased $119,000 or 3.3% compared to the comparable 2018 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$933	$945	$(12)	(1.3)%
Service charges on deposit accounts	724	592	132	22.3
Other fees and commissions	1,015	679	336	49.5
Mortgage banking income	586	491	95	19.3
Securities gains, net	147	289	(142)	(49.1)
Brokerage fees	186	209	(23)	(11.0)
Income from SBICs	(137)	171	(308)	(180.1)
Losses on premises and equipment, net	(87)	—	(87)	(100.0)
Other	315	187	128	68.4
Total noninterest income	$3,682	$3,563	$119	3.3
Service charge income increased $132,000 in the second quarter of 2019 compared to the second quarter of 2018, primarily due to the HomeTown merger. Other fees and commissions increased $336,000 in the 2019 quarter compared to the 2018 quarter. This revenue category was up in virtually all of the Company's markets, but the largest driver was check card income in the Company's new HomeTown region. Mortgage banking income increased $95,000 in the 2019 quarter compared to the 2018 quarter based on increased volume related to some dips in mortgage interest rates. Net securities gains decreased $142,000 in the 2019 quarter compared to the same quarter in 2018 due to the sale of most of the Company's equity investments, thus significantly reducing the accounting volatility in this revenue category. Income from Small Business Investment Companies ("SBICs") reflected a $308,000 decrease compared to the 2018 quarter; this category of income is highly unpredictable.
Noninterest Income, six months ended June 30, 2019 and 2018
For the six months ended June 30, 2019, noninterest income increased $237,000 or 3.4% compared to the comparable 2018 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$1,847	$1,874	$(27)	(1.4)%
Service charges on deposit accounts	1,318	1,204	114	9.5
Other fees and commissions	1,723	1,321	402	30.4
Mortgage banking income	992	941	51	5.4
Securities gains, net	470	410	60	14.6
Brokerage fees	333	431	(98)	(22.7)
Income from SBICs	31	326	(295)	(90.5)
Gains (losses) on premises and equipment, net	(87)	3	(90)	(3,000.0)
Other	506	386	120	31.1
Total noninterest income	$7,133	$6,896	$237	3.4
Service charge income increased $114,000 in the first six months of 2019 compared to the first six months of 2018, primarily due to the HomeTown merger. Other fees and commissions increased $402,000 in the 2019 period compared to the 2018 period. This revenue category was up in virtually all of the Company's markets, but the largest driver was check card income in the Company's new HomeTown region. Mortgage banking income increased $51,000 in the 2019 period compared to the 2018 period based on increased volume related to some dips in mortgage interest rates. Net securities gains increased $60,000 in the 2019 period compared to the same period in 2018. Gains were primarily related to unrealized changes in the fair value of equity securities held by the Company. Brokerage fees decreased due to market volatility. Income from SBICs reflected a $295,000 decrease compared to the 2018 period.
Noninterest Expense, three months ended June 30, 2019 and 2018
For the three months ended June 30, 2019, noninterest expense increased $15,314,000 or 139.2%. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest Expense
Salaries	$7,048	$5,095	$1,953	38.3%
Employee benefits	1,425	1,111	314	28.3
Occupancy and equipment	1,431	1,100	331	30.1
FDIC assessment	169	132	37	28.0
Bank franchise tax	412	291	121	41.6
Core deposit intangible amortization	458	77	381	494.8
Data processing	717	467	250	53.5
Software	321	354	(33)	(9.3)
Other real estate owned, net	(44)	25	(69)	(276.0)
Merger related expenses	10,871	—	10,871	100.0
Other	3,508	2,350	1,158	49.3
Total noninterest expense	$26,316	$11,002	$15,314	139.2
Salaries expense increased $1,953,000 in the 2019 quarter as compared to the 2018 quarter. Total full-time equivalent employees were 371 at the end of the second quarter of 2019, up from 323 at the end of the second quarter of 2018, for an increase of 48 FTEs. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $10,871,000 during the second quarter of 2019. The largest expense was related to data processing conversion and termination fees and are expected in any merger. The conversion occurred within thirty days of the merger date. The timing of the conversion was expedited to ensure a smooth transition and positioned the bank to recognize future synergies earlier than originally anticipated.
Noninterest Expense, six months ended June 30, 2019 and 2018
For the six months ended June 30, 2019, noninterest expense increased $15,541,000 or 71.6%. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest Expense
Salaries	$11,712	$10,092	$1,620	16.1%
Employee benefits	2,655	2,286	369	16.1
Occupancy and equipment	2,515	2,228	287	12.9
FDIC assessment	294	278	16	5.8
Bank franchise tax	702	572	130	22.7
Core deposit intangible amortization	513	154	359	233.1
Data processing	1,249	889	360	40.5
Software	645	659	(14)	(2.1)
Other real estate owned, net	(31)	55	(86)	(156.4)
Merger related expenses	11,322	—	11,322	100.0
Other	5,669	4,491	1,178	26.2
Total noninterest expense	$37,245	$21,704	$15,541	71.6

Salaries expense increased $1,620,000 in the 2019 period as compared to the 2018 period. Total full-time equivalent employees were 371 at the end of the 2019 period, up from 323 at the end of the 2018 period, for an increase of 48 FTEs. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,332,000 during the 2019 period.
Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2019 quarter was 60.94% compared to 59.96% for the 2018 quarter. The Company expects gradual improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Efficiency Ratio
Noninterest expense	$26,316	$11,002
Add/subtract: loss/(gain) on sale of OREO	76	(3)
Subtract: core deposit intangible amortization	(458)	(77)
Subtract merger related expense	(10,871)	—
	$15,063	$10,922

Net interest income	$20,989	$14,788
Tax equivalent adjustment	105	154
Noninterest income	3,682	3,563
Add/subtract: (gain)/loss on securities	(147)	(289)
Add/subtract: (gain)/loss on fixed assets	87	—
	$24,716	$18,216

Efficiency ratio	60.94%	59.96%

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

	Three Months Ended June 30,
	2019	2018
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$22,678	$14,816
Interest income - investments and other	2,638	2,330
Interest expense - deposits	(3,519)	(1,873)
Interest expense - customer repurchase agreements	(140)	(1)
Interest expense - other short-term borrowings	(39)	(1)
Interest expense - long-term borrowings	(524)	(329)
Total net interest income	$21,094	$14,942
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(49)	$(50)
Tax benefit realized on non-taxable interest income - municipal securities	(56)	(104)
GAAP measures	$20,989	$14,788
Income Taxes
The effective tax rate for the second quarter of 2019 was (24.77)% compared to 18.96% for the second quarter of 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was 19.63% and 19.22%, respectively. The income tax benefit in the second quarter of 2019 was due to a net loss of $1,230,000 resulting primarily from $10,871,000 of merger related expense during the quarter. The majority of these expenses are tax deductible. The effective income tax rate for the 2019 quarter was a benefit of 24.8%, compared to provision of 19.0% for the same quarter of 2018. The 2019 quarter was impacted by $10,871,000 in merger related expense, which generated a $1,635,000 pretax loss.
The effective tax rate is ordinarily lower than the statutory rate of 21% for the 2018 and 2019 quarters and the six month periods due to the benefit of tax-exempt interest and the exercise of stock options.

Fair Value Impact to Pretax Income
The following table presents the impact for the three and six month periods ended June 30, 2019 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina"), the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet"), and the April 2019 acquisition of HomeTown on net interest income and pretax income (dollars in thousands):

		June 30, 2019
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Six Months Ended
Interest income/(expense):
Acquired performing loans	Income	$842	$919
Acquired impaired loans	Income	153	357
Time deposits	Contra Expense	144	144
Subordinated debt	Contra Expense	4	4
Junior subordinated debt	Expense	(25)	(51)
Net interest income		1,118	1,373

Noninterest (expense):
Amortization of core deposit intangible	Expense	(458)	(513)

Change in pretax income		$660	$860
During the second quarter of 2019, the Company received $225,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $231,000 for the comparable quarter of 2018. For the six month period ended June 30, 2019, cash basis accretion income was $396,000, compared to $486,000 for the same period in 2018. The HomeTown acquisition was effective April 1, 2019. The financial impact of that acquisition was significant for the June 2019 quarter and management expects the impact to income will be significant in the upcoming quarters.
The following table presents the impact for the three and six month periods ended June 30, 2018 of the accretable and amortizable fair value adjustments attributable to the acquisitions of MidCarolina and MainStreet on net interest income and pretax income (dollars in thousands):

		June 30, 2018
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Six Months Ended
Interest income/(expense):
Acquired performing loans	Income	$112	$215
Acquired impaired loans	Income	291	640
Junior subordinated debt	Expense	(26)	(51)
Net interest income		377	804

Noninterest (expense):
Amortization of core deposit intangible	Expense	(77)	(154)

Change in pretax income		$300	$650

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
The available for sale securities portfolio was $334,326,000 at June 30, 2019, compared to $332,653,000 at December 31, 2018, an increase of $1,673,000 or 0.5%. At June 30, 2019, the available for sale portfolio had an amortized cost of $331,512,000 resulting in a net unrealized gain of $2,814,000. At December 31, 2018, the available for sale portfolio had an amortized cost of $337,774,000, resulting in a net unrealized loss of $5,121,000. The Company recognized a $330,000 change in the fair value of equity securities for the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company recognized a $402,000 change in the fair value of equity securities.
The Company is cognizant of the continuing historically low, but possibly flat to decreasing rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities of somewhat greater duration and average life than previously. The objective is to improve yield and duration on the portfolio in advance of any major market moves. In early 2019 indications are that market rates have peaked and the yield curve has flattened.
During the six months ended June 30, 2019, the Company sold $29,878,000 in par value bonds and realized a net gain of $127,000. This compares to the six months ended June 30, 2018, when the Company sold $22,025,000 in par value bonds and realized a net gain of $8,000. During the six months ended June 30, 2019, the Company sold $317,000 in equity securities at fair value.
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
Total loans were $1,836,241,000 at June 30, 2019, compared to $1,357,476,000 at December 31, 2018, an increase of $478,765,000 or 35.3%. Of this increase, $444,324,000 was related to the HomeTown merger and $34,441,000 or 2.5% represents growth throughout the rest of the Company's franchise.
Average loans were $1,819,116,000 for the second quarter of 2019, compared to $1,324,428,000 for the second quarter of 2018, an increase of $494,688,000 or 37.4% primarily related to the HomeTown acquisition but also due to organic growth of approximately $50,364,000 or 3.8%.
Loans held for sale totaled $3,165,000 at June 30, 2019 and $640,000 at December 31, 2018. Loan production volume was $43,495,000 for the six month period ended June 30, 2019 and $38,861,000 for the same period of 2018. These loans were approximately 70% purchase and 30% refinancing.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Commercial	$340,427	$285,972
Commercial real estate:
Construction and land development	152,876	97,240
Commercial real estate	880,146	655,800
Residential real estate:
Residential	328,400	209,438
Home equity	121,905	103,933
Consumer	12,487	5,093
Total loans	$1,836,241	$1,357,476

Provision for Loan Losses
The Company had a provision for loan losses of $6,000 for the six month period ended June 30, 2019, compared to a negative provision of $74,000 for the same period ended June 30, 2018. The $6,000 provision related to adjustments on the specific reserves for the impaired loan loss allowance. The need for any additional provision in the six month period ended June 30, 2019 was mitigated by continued high asset quality, low charge offs, and improvement in various qualitative factors, notably economic, political and regulatory, used in computing the allowance for loan losses.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At June 30, 2019, the ALLL was $12,786,000, compared to $12,805,000 at December 31, 2018. The ALLL as a percentage of total loans at such dates was 0.70% and 0.94%, respectively. The primary reason for the large change in this ratio was the acquisition of $444.3 million in loans related to the April 2019 HomeTown acquisition. These loans do not have an ALLL. However, as part of the merger valuation process they do have a credit mark of $10.7 million and a liquidity mark of $4 million.
As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.92% at June 30, 2019, compared to 0.97% at December 31, 2018. On a dollar basis, the reserve was $12,521,000 at June 30, 2019, compared to $12,560,000 at December 31, 2018. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 5.68% at June 30, 2019, compared to 4.78% at December 31, 2018. On a dollar basis, the reserve was $77,000 at June 30, 2019, compared to $64,000 at December 31, 2018. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $20,000 over December 31, 2018.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $188,000 at June 30, 2019 compared to $181,000 at December 31, 2018. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$12,805	$13,603

Charge-offs:
Construction and land development	—	—
Commercial real estate	6	11
Residential real estate	20	—
Home equity	—	86
Total real estate	26	97
Commercial and industrial	11	787
Consumer	86	136
Total charge-offs	123	1,020

Recoveries:
Construction and land development	—	4
Commercial real estate	7	6
Residential real estate	14	45
Home equity	12	104
Total real estate	33	159
Commercial and industrial	11	69
Consumer	54	97
Total recoveries	98	325

Net charge-offs	25	695
Provision for (recovery of) loan losses	6	(103)
Balance at end of period	$12,786	$12,805
Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2019	December 31, 2018
Allowance to loans	0.70%	0.94%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.92	0.97
Net charge-offs to allowance (1)	0.39	5.43
Net charge-offs to average loans (1)	0.00	0.05
Nonperforming assets to total assets	0.14	0.11
Nonperforming loans to loans	0.10	0.09
Provision to net charge-offs (1)	24.00	(14.82)
Provision to average loans (1)	0.00	(0.01)
Allowance to nonperforming loans	673.30	1,101.98
(1) - Annualized.

Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.10% at June 30, 2019 and 0.09% at December 31, 2018.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.14% and 0.11% of total assets at June 30, 2019 and December 31, 2018, respectively.
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
The following table presents the Company's nonperforming assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Nonperforming Assets
	June 30, 2019	December 31, 2018
Nonaccrual loans:
Real estate	$920	$1,007
Commercial	49	83
Total nonaccrual loans	969	1,090

Loans past due 90 days and accruing interest:
Real estate	926	72
Commercial	4	—
Total past due 90 days and accruing interest	930	72

Total nonperforming loans	1,899	1,162

Other real estate owned	1,433	869

Total nonperforming assets	$3,332	$2,031
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Impaired Loans
	June 30, 2019	December 31, 2018
Accruing	$1,016	$848
Nonaccruing	338	486
Total impaired loans	$1,354	$1,334
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,225,000 in TDRs at June 30, 2019 compared to $1,090,000 at December 31, 2018. These loans are included in the impaired loan table above.
Other Real Estate Owned
Other real estate owned was $1,433,000 and $869,000 as of June 30, 2019 and December 31, 2018, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Other Real Estate Owned
	June 30, 2019	December 31, 2018
Construction and land development	$646	$78
1-4 family residential	351	719
Commercial real estate	436	72
	$1,433	$869
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,999,097,000 at June 30, 2019 compared to $1,566,227,000 at December 31, 2018, an increase of $432,870,000 or 27.6%. Of the increase, $483,626,000 represents deposits acquired in the HomeTown merger. Legacy deposits were down slightly during the same period.
Average interest bearing deposits were $1,463,613,000 for the second quarter of 2019, compared to $1,145,701,000 for the second quarter of 2018, an increase of $317,912,000 or 27.7%. Of this increase, $364,158,000 represents deposits acquired in the HomeTown acquisition, while legacy deposits were down during the same period. Average noninterest bearing deposits for the 2019 quarter were $559,944,000, compared to $419,620,000 for the 2018 quarter, an increase of $140,324,000 or 33.4%. Of this increase, $119,468,000 represents deposits acquired in the HomeTown merger; the remaining $20,856,000 or 5.0% represents growth in other parts of the Company's franchise.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The increasing challenge in this rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2019 was 0.96%, up from 0.66% for the second quarter of 2018.
Subordinated Debt
The Company had $7,526,000 in subordinated notes, acquired in the HomeTown merger, outstanding at June 30, 2019. These notes accrue at 6.75% until December 30, 2020. Thereafter, the notes will have a floating interest rate based on LIBOR.
Junior Subordinated Debt
The Company had three junior subordinated notes in the amounts of $20,619,000, $4,405,000, and $2,954,000 outstanding at June 30, 2019. These notes accrue at 1.35%, 3.45%, and 2.95%, respectively, above the 90-day LIBOR rate, adjusted quarterly. To add stability to net interest income and manage exposure to interest rate movement, the Company entered into three interest rate swaps in June 2018 on these notes. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for receipt of variable rate payments over the ten year life of the contracts. The effective interest rates on the swapped notes were 4.33%, 6.44%, and 5.93%, respectively at June 30, 2019.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $311,917,000 at June 30, 2019 compared to $222,542,000 at December 31, 2018, an increase of $89,375,000 or 40.2%.  Of this increase, $83,250,000 is attributable to the HomeTown merger.
The Company paid cash dividends of $0.50 per share during the first six months of 2019 while the aggregate basic and diluted earnings per share for the same period was $0.48.

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
The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2019 and December 31, 2018. Management believes, as of June 30, 2019, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2019		Percentage At December 31, 2018
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.13%	12.34%	12.55%	13.68%
Tier 1 capital ratio	12.55	12.34	14.46	13.68
Total capital ratio	13.59	13.00	15.35	14.57

Leverage Capital Ratio:

Tier 1 leverage ratio	10.57	10.40	11.62	10.99
Stock Repurchase Program
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 300,000 shares of the Company's common shares over a two year period.
In the six month periods ended June 30, 2019 and 2018, the Company did not repurchase any shares.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  The Company had $190,250,000 outstanding in letters of credit at June 30, 2019 and December 31, 2018. $190,000,000 of these letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 8 and long-term borrowings are discussed in Note 9 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amount of $15,000,000 each and with one correspondent bank in the aggregate amount of $17,500,000, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate Federal Deposit Insurance Corporation insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of June 30, 2019 and December 31, 2018, were $17,106,000 and $22,431,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at June 30, 2019 and at December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit	$530,977	$362,586
Standby letters of credit	15,009	15,555
Mortgage loan rate-lock commitments	21,146	9,710
Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses.  Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future funding requirements.  The increase in commitments from December 31, 2018 to June 30, 2019 is primarily attributable to the HomeTown merger. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2019 is asset sensitive. Management expects that the general direction of market interest rates will be flat to decreasing the remainder of 2019.
Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2019 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	June 30, 2019
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$12,438	14.6%
Up 3.00%	9,385	11.0
Up 2.00%	6,315	7.4
Up 1.00%	3,240	3.8
Flat	—	—
Down 0.25%	(848)	(1.0)
Down 1.00%	(4,393)	(5.2)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2019 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	June 30, 2019
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$436,222	$123,749	39.6%
Up 3.00%	416,547	104,074	33.3
Up 2.00%	391,648	79,175	25.3
Up 1.00%	358,090	45,617	14.6
Flat	312,473	—	—
Down 0.25%	298,370	(14,103)	(4.5)
Down 1.00%	251,672	(60,801)	(19.5)
Due to the current stable to decreasing interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to those disclosures for further information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
No shares of the Company's common stock were repurchased during the three months ended June 30, 2019. Under the share repurchase program, the Company has the remaining authority to repurchase up to 300,000 shares of the Company's common stock as of June 30, 2019.

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
31.1        Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2019 and June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 5, 2019		(principal executive officer)

	By:	/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - August 5, 2019		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 5, 2019		(principal accounting officer)