Form 10-Q
period 2019-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2019-11-12
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number:  0-12820
AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)
(434) 792-5111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMNB	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
At November 1, 2019, the Company had 11,113,336 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	64

Item 6.	Exhibits	65

SIGNATURES		66

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) September 30, 2019	(*) December 31, 2018
Cash and due from banks	$47,025	$29,587
Interest-bearing deposits in other banks	95,592	34,668

Equity securities, at fair value	—	1,830
Securities available for sale, at fair value	308,490	332,653
Restricted stock, at cost	8,621	5,247
Loans held for sale	5,646	640

Loans, net of unearned income	1,804,447	1,357,476
Less allowance for loan losses	(12,758)	(12,805)
Net loans	1,791,689	1,344,671

Premises and equipment, net	39,261	26,675
Other real estate owned, net of valuation allowance of $155 in 2019 and $109 in 2018	1,353	869
Goodwill	84,633	43,872
Core deposit intangibles, net	8,165	926
Bank owned life insurance	27,612	18,941
Accrued interest receivable and other assets	36,442	22,287
Total assets	$2,454,529	$1,862,866

Liabilities
Demand deposits -- noninterest bearing	$604,498	$435,828
Demand deposits -- interest bearing	323,871	234,621
Money market deposits	450,022	401,461
Savings deposits	176,803	132,360
Time deposits	486,668	361,957
Total deposits	2,041,862	1,566,227

Customer repurchase agreements	38,924	35,243
Subordinated debt	7,521	—
Junior subordinated debt	28,003	27,927
Accrued interest payable and other liabilities	20,973	10,927
Total liabilities	2,137,283	1,640,324

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 11,116,250 shares outstanding at September 30, 2019 and 8,720,337 shares outstanding at December 31, 2018	11,063	8,668
Capital in excess of par value	159,792	78,172
Retained earnings	147,030	141,537
Accumulated other comprehensive loss, net	(639)	(5,835)
Total shareholders' equity	317,246	222,542
Total liabilities and shareholders' equity	$2,454,529	$1,862,866
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and Dividend Income:
Interest and fees on loans	$22,470	$15,062	$60,737	$44,485
Interest and dividends on securities:
Taxable	1,890	1,568	5,691	4,432
Tax-exempt	134	362	660	1,204
Dividends	135	82	324	240
Other interest income	329	143	853	516
Total interest and dividend income	24,958	17,217	68,265	50,877
Interest Expense:
Interest on deposits	3,655	2,048	9,647	5,746
Interest on short-term borrowings	162	29	512	41
Interest on long-term borrowings	—	—	14	—
Interest on subordinated debt	123	—	245	—
Interest on junior subordinated debt	396	389	1,168	1,008
Total interest expense	4,336	2,466	11,586	6,795
Net Interest Income	20,622	14,751	56,679	44,082
Recovery of loan losses	(12)	(23)	(6)	(97)
Net Interest Income After Recovery of Loan Losses	20,634	14,774	56,685	44,179
Noninterest Income:
Trust fees	979	1,001	2,826	2,875
Service charges on deposit accounts	783	605	2,101	1,809
Other fees and commissions	1,003	656	2,726	1,977
Mortgage banking income	710	551	1,702	1,492
Securities gains (losses), net	105	(17)	575	393
Brokerage fees	183	172	516	603
Income from Small Business Investment Companies	143	150	174	476
Gains (losses) on premises and equipment, net	(2)	63	(89)	66
Other	267	199	773	585
Total noninterest income	4,171	3,380	11,304	10,276
Noninterest Expense:
Salaries	6,295	5,285	18,007	15,377
Employee benefits	1,367	1,036	4,022	3,322
Occupancy and equipment	1,448	1,069	3,963	3,297
FDIC assessment (credit)	(175)	134	119	412
Bank franchise tax	411	291	1,113	863
Core deposit intangible amortization	448	56	961	210
Data processing	589	420	1,838	1,309
Software	287	307	932	966
Other real estate owned, net	47	46	16	101
Merger related expense	—	—	11,322	—
Other	3,075	2,260	8,744	6,751
Total noninterest expense	13,792	10,904	51,037	32,608
Income Before Income Taxes	11,013	7,250	16,952	21,847
Income Taxes	2,321	1,465	3,487	4,270
Net Income	$8,692	$5,785	$13,465	$17,577

Net Income Per Common Share:
Basic	$0.78	$0.66	$1.30	$2.02
Diluted	$0.78	$0.66	$1.30	$2.02
Weighted Average Common Shares Outstanding:
Basic	11,127,603	8,712,443	10,341,919	8,691,423
Diluted	11,138,008	8,718,918	10,351,753	8,703,662
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2019	2018
Net income	$8,692	$5,785

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,536	(1,965)
Tax effect	(344)	440

Reclassification adjustment for gains on sales or calls of securities available for sale	(102)	(73)
Tax effect	22	16

Unrealized gains (losses) on cash flow hedges	(862)	438
Tax effect	194	(98)

Other comprehensive income (loss)	444	(1,242)

Comprehensive income	$9,136	$4,543
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Net income	$13,465	$17,577

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	9,611	(7,145)
Tax effect	(2,153)	1,626

Reclassification adjustment for gains on sales or calls of securities available for sale	(242)	(81)
Tax effect	54	18

Unrealized gains (losses) on cash flow hedges	(2,673)	201
Tax effect	599	(45)

Other comprehensive income (loss)	5,196	(5,426)

Comprehensive income	$18,661	$12,151
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2019 and 2018
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, June 30, 2018	$8,654	$77,496	$135,108	$(7,910)	$213,348

Net income	—	—	5,785	—	5,785

Other comprehensive loss	—	—	—	(1,242)	(1,242)

Stock options exercised (3,300 shares)	3	83	—	—	86

Vesting of restricted stock (617 shares)	1	(1)	—	—	—

Equity based compensation (3,004 shares)	3	264	—	—	267

Cash dividends paid, $0.25 per share	—	—	(2,178)	—	(2,178)

Balance, September 30, 2018	$8,661	$77,842	$138,715	$(9,152)	$216,066

Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917

Net income	—	—	8,692	—	8,692

Other comprehensive income	—	—	—	444	444

Stock repurchased (32,165 shares)	(32)	(1,106)	—	—	(1,138)

Stock options exercised (1,826 shares)	2	29	—	—	31

Vesting of restricted stock (617 shares)	1	(1)	—	—	—

Equity based compensation (5,234 shares)	3	298	—	—	301

Cash dividends paid, $0.27 per share	—	—	(3,001)	—	(3,001)

Balance, September 30, 2019	$11,063	$159,792	$147,030	$(639)	$317,246
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	17,577	—	17,577

Other comprehensive loss	—	—	—	(5,426)	(5,426)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (35,310 shares)	35	826	—	—	861

Vesting of restricted stock (10,718 shares)	11	(11)	—	—	—

Equity based compensation (28,574 shares)	11	848	—	—	859

Cash dividends paid, $0.75 per share	—	—	(6,522)	—	(6,522)

Balance, September 30, 2018	$8,661	$77,842	$138,715	$(9,152)	$216,066

Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	13,465	—	13,465

Other comprehensive income	—	—	—	5,196	5,196

Issuance of common stock (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock repurchased (32,165 shares)	(32)	(1,106)	—	—	(1,138)

Stock options exercised (32,356 shares)	32	577	—	—	609

Vesting of restricted stock (20,902 shares)	21	(21)	—	—	—

Equity based compensation (34,036 shares)	12	1,192	—	—	1,204

Cash dividends paid, $0.77 per share	—	—	(7,972)	—	(7,972)

Balance, September 30, 2019	$11,063	$159,792	$147,030	$(639)	$317,246
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$13,465	$17,577
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(6)	(97)
Depreciation	1,504	1,366
Net accretion of acquisition accounting adjustments	(2,321)	(1,002)
Core deposit intangible amortization	961	210
Net amortization of securities	845	1,262
Net gain on sale or call of securities available for sale	(242)	(81)
Net change in fair value of equity securities	(333)	(312)
Gain on sale of loans held for sale	(1,702)	(1,492)
Proceeds from sales of loans held for sale	72,452	61,772
Originations of loans held for sale	(75,756)	(60,575)
Net (gain) loss on other real estate owned	(124)	5
Valuation allowance on other real estate owned	68	28
Net loss (gain) on sale of premises and equipment	89	(66)
Equity based compensation expense	1,204	859
Earnings on bank owned life insurance	(425)	(325)
Deferred income tax expense	205	203
Net change in interest receivable	995	(1)
Net change in other assets	4,695	(660)
Net change in interest payable	29	93
Net change in other liabilities	(2,852)	136
Net cash provided by operating activities	12,751	18,900

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	445	431
Proceeds from sales of securities available for sale	29,878	57,607
Proceeds from maturities, calls and paydowns of securities available for sale	76,162	23,561
Purchases of securities available for sale	(36,517)	(66,221)
Net change in restricted stock	(786)	871
Net (increase) decrease in loans	(805)	5,600
Proceeds from sale of premises and equipment	—	233
Purchases of premises and equipment	(2,070)	(1,322)
Proceeds from sales of other real estate owned	1,248	808
Cash paid in bank acquisition	(27)	—
Cash acquired in bank acquisition	26,283	—
Net cash provided by investing activities	93,811	21,568

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	8,384	(1,321)
Net change in time deposits	(16,103)	(10,298)
Net change in customer repurchase agreements	3,681	18,378
Net change in other short-term borrowings	(14,883)	(24,000)
Net change in long-term borrowings	(778)	—
Common stock dividends paid	(7,972)	(6,522)
Repurchase of common stock	(1,138)	—
Proceeds from exercise of stock options	609	861
Net cash used in financing activities	(28,200)	(22,902)
Net Increase in Cash and Cash Equivalents	78,362	17,566
Cash and Cash Equivalents at Beginning of Period	64,255	52,477
Cash and Cash Equivalents at End of Period	$142,617	$70,043
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, and the valuation of deferred tax assets and liabilities.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the board amended the effective date of this ASU for many companies. Public business entities that are Securities and Exchange Commission ("SEC") filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. As a smaller reporting company, the Company has elected to defer adoption until January, 2023. The Company will continue to validate its models that will be used upon future adoption of the standard. The implementation of this ASU will likely result in increases to the Company's reserves when implemented.
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
Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2019, the Company incurred $11.3 million in merger and acquisition integration expenses related to the merger, including $9.1 million in data processing termination and conversion costs, $1.7 million in legal and professional fees, $0.4 million in salary related expense, and $0.1 million in other noninterest expenses. The majority of these expenses were related to integration and are deductible for tax purposes.
The following tables present unaudited pro forma information as if the acquisition of HomeTown had occurred on January 1, 2018. These results combine the historical results of HomeTown in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of HomeTown's provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the net impact of accretion for 2018 and the elimination of merger-related costs for 2019. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands, except per share data):

	Pro forma Three Months Ended
	September 30, 2019	September 30, 2018
Total revenues (1)	$24,636	$24,478
Net income	8,608	7,458
Earnings per share	0.77	0.67
(1) Includes net interest income and noninterest income.

	Pro forma Nine Months Ended
	September 30, 2019	September 30, 2018
Total revenues (1)	$70,404	$73,897
Net income	21,996	22,213
Earnings per share	1.98	2.01
(1) Includes net interest income and noninterest income.

Note 3 – Securities
The amortized cost and fair value of investments in debt securities at September 30, 2019 were as follows (dollars in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$119,682	$1,837	$263	$121,256
Mortgage-backed and CMOs	133,533	1,875	207	135,201
State and municipal	43,012	871	28	43,855
Corporate	8,015	163	—	8,178
Total securities available for sale	$304,242	$4,746	$498	$308,490
The Company adopted ASU 2016-01 effective January 1, 2018. The Company recognized in income a $333,000 change in the fair value of equity securities during the nine months of 2019. During the nine months ended September 30, 2019, the Company sold $445,000 in equity securities at fair value and had no remaining equity securities at September 30, 2019. The Company had equity securities with a fair value of $2,087,000 at September 30, 2018 and recognized in income a $312,000 change in the fair value of equity securities during the nine months of 2018. During the 2018 period, the Company sold $431,000 in equity securities at fair value.
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
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's consolidated balance sheets.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2019 and December 31, 2018 was as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
FRB stock	$6,406	$3,621
FHLB stock	2,215	1,626
Total restricted stock	$8,621	$5,247
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at September 30, 2019, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$59,141	$263	$1,889	$30	$57,252	$233
Mortgage-backed and CMOs	32,617	207	7,468	12	25,149	195
State and municipal	4,579	28	3,428	19	1,151	9
Total	$96,337	$498	$12,785	$61	$83,552	$437
Federal agencies and GSEs: The unrealized losses on the Company's investment in 25 government sponsored entities ("GSE") securities were caused by interest rate increases. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.
Mortgage-backed securities: The unrealized losses on the Company's investment in 24 GSE mortgage-backed securities were caused by interest rate increases. Seventeen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.
Collateralized Mortgage Obligations: The unrealized losses associated with four private GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of that investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2019.
State and municipal securities:  The unrealized losses on seven state and municipal securities were caused by interest rate increases. Two of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.
Corporate securities:  There were no corporate bonds in an unrealized loss position at September 30, 2019.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2019, and no impairment has been recognized.

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
Other-Than-Temporarily-Impaired Securities
As of September 30, 2019 and December 31, 2018, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Realized gains (losses):
Gross realized gains	$—	$194
Gross realized losses	—	(54)
Net realized gains	$—	$140
Proceeds from sales of securities	$—	$29,878

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Realized gains (losses):
Gross realized gains	$237	$342
Gross realized losses	(164)	(261)
Net realized gains	$73	$81
Proceeds from sales of securities	$35,541	$57,607
Note 4 – Loans
Loans, excluding loans held for sale, at September 30, 2019 and December 31, 2018, were comprised of the following (dollars in thousands):

	September 30, 2019	December 31, 2018
Commercial	$324,508	$285,972
Commercial real estate:
Construction and land development	143,788	97,240
Commercial real estate	883,219	655,800
Residential real estate:
Residential	318,833	209,438
Home equity	122,074	103,933
Consumer	12,025	5,093
Total loans	$1,804,447	$1,357,476

Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Outstanding principal balance	$437,461	$63,619
Carrying amount	420,066	58,886
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Outstanding principal balance	$59,353	$24,500
Carrying amount	48,733	20,611
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the nine months ended September 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Balance at January 1	$4,633	$4,890
Additions from merger with HomeTown	4,410	—
Accretion	(2,436)	(2,362)
Reclassification from nonaccretable difference	389	956
Other changes, net*	506	1,149
	$7,502	$4,633
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$776	$121	$39	$110	$1,046	$323,462	$324,508
Commercial real estate:
Construction and land development	—	—	—	21	21	143,767	143,788
Commercial real estate	865	483	136	299	1,783	881,436	883,219
Residential:
Residential	976	5	648	845	2,474	316,359	318,833
Home equity	321	95	51	171	638	121,436	122,074
Consumer	70	14	—	—	84	11,941	12,025
Total	$3,008	$718	$874	$1,446	$6,046	$1,798,401	$1,804,447

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$20	$—	$—	$83	$103	$285,869	$285,972
Commercial real estate:
Construction and land development	—	—	—	27	27	97,213	97,240
Commercial real estate	42	—	—	197	239	655,561	655,800
Residential:
Residential	456	157	72	659	1,344	208,094	209,438
Home equity	126	—	—	124	250	103,683	103,933
Consumer	21	3	—	—	24	5,069	5,093
Total	$665	$160	$72	$1,090	$1,987	$1,355,489	$1,357,476

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2019 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$8	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	530	527	—	404	29
Residential:
Residential	731	734	—	663	32
Home equity	43	43	—	46	4
Consumer	—	—	—	—	—
	$1,304	$1,304	$—	$1,121	$65
With a related allowance recorded:
Commercial	$52	$47	$47	$55	$2
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential
Residential	259	259	27	218	13
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$311	$306	$74	$273	$15
Total:
Commercial	$52	$47	$47	$63	$2
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	530	527	—	404	29
Residential:
Residential	990	993	27	881	45
Home equity	43	43	—	46	4
Consumer	—	—	—	—	—
	$1,615	$1,610	$74	$1,394	$80
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
There were no loans modified as troubled debt restructurings ("TDRs") during the three months ended September 30, 2019 and 2018. During each of the nine months ended September 30, 2019 and 2018, there was one residential real estate loan modified as a TDR. These were included in the impaired loan balances and were extensions of the loan maturity with a pre- and post-modification outstanding recorded investment of $207,000 for 2019 and $11,000 for 2018.

During the three and nine months ended September 30, 2019 and 2018, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $73,000 and $112,000 in residential real estate loans in the process of foreclosure at September 30, 2019 and December 31, 2018, respectively. The Company had $301,000 and $719,000 in residential OREO at September 30, 2019 and December 31, 2018, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2019 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$310,172	$135,296	$835,255	$304,644	$121,531
Special Mention	12,614	5,851	35,415	9,189	—
Substandard	1,722	2,641	12,549	5,000	543
Doubtful	—	—	—	—	—
Total	$324,508	$143,788	$883,219	$318,833	$122,074
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$12,025
Nonperforming	—
Total	$12,025

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$285,092	$93,000	$647,519	$204,261	$103,541
Special Mention	154	1,840	4,403	1,685	—
Substandard	726	2,400	3,878	3,492	392
Doubtful	—	—	—	—	—
Total	$285,972	$97,240	$655,800	$209,438	$103,933
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,093
Nonperforming	—
Total	$5,093

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

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018
Allowance for Loan Losses
Balance, beginning of period	$12,805	$13,603	$13,603
Recovery of loan losses	(6)	(103)	(97)
Charge-offs	(189)	(1,020)	(202)
Recoveries	148	325	284
Balance, end of period	$12,758	$12,805	$13,588

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$217	$206	$206
Provision for unfunded commitments	90	11	12
Balance, end of period	$307	$217	$218
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2019 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018:	$2,537	$7,246	$2,977	$45	$12,805
Provision for (recovery of) loan losses	31	(4)	(99)	66	(6)
Charge-offs	(11)	(6)	(20)	(152)	(189)
Recoveries	12	8	34	94	148
Balance at September 30, 2019:	$2,569	$7,244	$2,892	$53	$12,758

Balance at September 30, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$47	$—	$27	$—	$74
Collectively evaluated for impairment	2,522	7,213	2,720	53	12,508
Acquired impaired loans	—	31	145	—	176
Total	$2,569	$7,244	$2,892	$53	$12,758

Loans
Individually evaluated for impairment	$52	$530	$1,033	$—	$1,615
Collectively evaluated for impairment	323,128	994,224	424,737	12,010	1,754,099
Acquired impaired loans	1,328	32,253	15,137	15	48,733
Total	$324,508	$1,027,007	$440,907	$12,025	$1,804,447

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

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2019, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2018	$43,872	$926
Additions	40,761	8,200
Amortization	—	(961)
Impairment	—	—
Balance at September 30, 2019	$84,633	$8,165
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
The following tables present information about the Company's leases, as of and for the three and nine months ended September 30, 2019 (dollars in thousands):

September 30, 2019
Lease liabilities	$5,542
Right-of-use assets	$5,520
Weighted average remaining lease term	8.33 years
Weighted average discount rate	3.21%

Three Months Ended September 30, 2019
Lease cost
Operating lease cost	$283
Short-term lease cost	1
Total lease cost	284

Cash paid for amounts included in the measurement of lease liabilities	$274

Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$777
Short-term lease cost	2
Total lease cost	779

Cash paid for amounts included in the measurement of lease liabilities	$757
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of September 30, 2019
Three months ending December 31, 2019	$256
Twelve months ending December 31, 2020	950
Twelve months ending December 31, 2021	934
Twelve months ending December 31, 2022	912
Twelve months ending December 31, 2023	809
Twelve months ending December 31, 2024	491
Thereafter	2,022
Total undiscounted cash flows	$6,374
Discount	(832)
Lease liabilities	$5,542
Note 8 – Short-term Borrowings
Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with one correspondent bank in the amount of $15,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Customer repurchase agreements	$38,924	$35,243
Note 9 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2019, $754,944,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
There were no long-term borrowings with FHLB as of September 30, 2019 or December 31, 2018.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2019, the Bank's public deposits totaled $219,291,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2019, the Company had $190,000,000 in letters of credit with the FHLB outstanding, as well as $74,426,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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
The carrying value of the subordinated debt includes a fair value adjustment of $21,000 at September 30, 2019. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through December 30, 2020.
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					September 30, 2019	December 31, 2018
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,419	4,377

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,965	2,931

					$28,003	$27,927
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,380,000 and $1,456,000 at September 30, 2019 and December 31, 2018, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
The following tables present information on the Company's derivative financial instruments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$3,477	$3,950

	December 31, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$804	$650
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
A summary of stock option transactions for the nine months ended September 30, 2019 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	13,200	$21.97
Issued in HomeTown acquisition	40,753	16.63
Granted	—	—
Exercised	(32,356)	18.81
Forfeited	(2,075)	16.63
Expired	(830)	16.63
Outstanding at September 30, 2019	18,692	$16.63	5.22 years	$352
Exercisable at September 30, 2019	14,276	$16.63	5.22 years	$269
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition. As of September 30, 2019, there were no unrecognized compensation expenses related to nonvested stock option grants.
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

2019 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2018	52,798	$31.71
Issued in HomeTown acquisition	7,137	27.28
Granted	22,274	32.79
Vested	(22,727)	23.56
Forfeited	(1,366)	33.22
Nonvested at September 30, 2019	58,116	$34.73
As of September 30, 2019 and December 31, 2018, there was $902,000 and $647,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.50 years. The share based compensation expense for nonvested restricted stock was $737,000 and $437,000 during the nine months of 2019 and 2018, respectively. The expense for the nine months of 2019 included $257,000 of accelerated compensation expense as a result of the HomeTown merger.
The Company offers its outside directors alternatives with respect to director compensation. For 2019, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock. Only outside directors receive board fees. The Company issued 13,128 and 10,865 shares and recognized share based compensation expense of $467,000 and $422,000 during the nine months of 2019 and 2018, respectively.
Note 14 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	11,127,603	$0.78	8,712,443	$0.66
Effect of dilutive securities - stock options	10,405	—	6,475	—
Diluted earnings per share	11,138,008	$0.78	8,718,918	$0.66

	Nine Months Ended September 30,
	2019		2018
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,341,919	$1.30	8,691,423	$2.02
Effect of dilutive securities - stock options	9,834	—	12,239	—
Diluted earnings per share	10,351,753	$1.30	8,703,662	$2.02
Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three and nine month periods ended September 30, 2019 and 2018.

Note 15 – Employee Benefit Plans
The following information for the nine months ended September 30, 2019 and 2018 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine Months Ended September 30,
	2019	2018
Service cost	$—	$—
Interest cost	61	51
Expected return on plan assets	(68)	(64)
Recognized loss due to settlement	19	25
Recognized net actuarial loss	65	68
Net periodic cost	$77	$80
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
Securities available for sale and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2019 or December 31, 2018.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2019 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$121,256	$—	$121,256	$—
Mortgage-backed and CMOs	135,201	—	135,201	—
State and municipal	43,855	—	43,855	—
Corporate	8,178	—	8,178	—
Total securities available for sale	$308,490	$—	$308,490	$—
Liabilities:
Derivative - cash flow hedges	$3,477	$—	$3,477	$—

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$134,039	$—	$134,039	$—
Mortgage-backed and CMOs	111,867	—	111,867	—
State and municipal	79,902	—	79,902	—
Corporate	6,845	—	6,845	—
Total securities available for sale	$332,653	$—	$332,653	$—
Equity securities	$1,830	$—	$1,830	$—
Liabilities:
Derivative - cash flow hedges	$804	$—	$804	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2019 or the year ended December 31, 2018. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.

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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2019 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	237	—	—	237
Other real estate owned, net	1,353	—	—	1,353

	Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	171	—	—	171
Other real estate owned, net	869	—	—	869
Quantitative Information About Level 3 Fair Value Measurements as of September 30, 2019 and December 31, 2018:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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
The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value Balance
Financial Assets:
Cash and cash equivalents	$142,617	$142,617	$—	$—	$142,617
Securities available for sale	308,490	—	308,490	—	308,490
Restricted stock	8,621	—	8,621	—	8,621
Loans held for sale	5,646	—	5,646	—	5,646
Loans, net of allowance	1,791,689	—	—	1,782,466	1,782,466
Bank owned life insurance	27,612	—	27,612	—	27,612
Accrued interest receivable	6,610	—	6,610	—	6,610

Financial Liabilities:
Deposits	$2,041,862	$—	$2,043,915	$—	$2,043,915
Repurchase agreements	38,924	—	38,924	—	38,924
Subordinated debt	7,521	—	7,583	—	7,583
Junior subordinated debt	28,003	—	—	24,150	24,150
Accrued interest payable	1,398	—	1,398	—	1,398
Derivative - cash flow hedges	3,477	—	3,477	—	3,477

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value Balance
Financial Assets:
Cash and cash equivalents	$64,255	$64,255	$—	$—	$64,255
Equity securities	1,830		1,830		1,830
Securities available for sale	332,653	—	332,653	—	332,653
Restricted stock	5,247	—	5,247	—	5,247
Loans held for sale	640	—	640	—	640
Loans, net of allowance	1,344,671	—	—	1,334,236	1,334,236
Bank owned life insurance	18,941	—	18,941	—	18,941
Accrued interest receivable	5,449	—	5,449	—	5,449

Financial Liabilities:
Deposits	$1,566,227	$—	$1,570,721	$—	$1,570,721
Repurchase agreements	35,243	—	35,243	—	35,243
Junior subordinated debt	27,927	—	—	22,577	22,577
Accrued interest payable	795	—	795	—	795
Derivative - cash flow hedges	804	—	804	—	804
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
Segment information as of and for the three and nine months ended September 30, 2019 and 2018 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$24,841	$—	$117	$—	$24,958
Interest expense	3,818	—	518	—	4,336
Noninterest income	2,995	1,162	14	—	4,171
Income (loss) before income taxes	11,150	589	(726)	—	11,013
Net income (loss)	8,807	458	(573)	—	8,692
Depreciation and amortization	992	2	—	—	994
Total assets	2,441,553	24	356,511	(343,559)	2,454,529
Goodwill	84,633	—	—	—	84,633
Capital expenditures	771	—	—	—	771

	Three Months Ended September 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$17,124	$—	$93	$—	$17,217
Interest expense	2,078	—	388	—	2,466
Noninterest income	2,287	1,173	(80)	—	3,380
Income (loss) before income taxes	7,228	634	(612)	—	7,250
Net income (loss)	5,763	506	(484)	—	5,785
Depreciation and amortization	487	2	—	—	489
Total assets	1,796,677	18	244,124	(234,328)	1,806,491
Goodwill	43,872	—	—	—	43,872
Capital expenditures	390	—	—	—	390

	Nine Months Ended September 30, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$67,942	$—	$323	$—	$68,265
Interest expense	10,174	—	1,412	—	11,586
Noninterest income	7,598	3,342	364	—	11,304
Income (loss) before income taxes	18,096	1,628	(2,772)	—	16,952
Net income (loss)	14,477	1,293	(2,305)	—	13,465
Depreciation and amortization	2,459	6	—	—	2,465
Total assets	2,441,553	24	356,511	(343,559)	2,454,529
Goodwill	84,633	—	—	—	84,633
Capital expenditures	2,063	7	—	—	2,070

	Nine Months Ended September 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$50,604	$—	$273	$—	$50,877
Interest expense	5,787	—	1,008	—	6,795
Noninterest income	6,461	3,479	336	—	10,276
Income (loss) before income taxes	21,325	1,654	(1,132)	—	21,847
Net income (loss)	17,141	1,330	(894)	—	17,577
Depreciation and amortization	1,568	8	—	—	1,576
Total assets	1,796,677	18	244,124	(234,328)	1,806,491
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,322	—	—	—	1,322

Note 18 – Supplemental Cash Flow Information
Supplemental cash flow information as of and for the nine months ended September 30, 2019 and 2018 is shown in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$47,025	$32,688
Interest-bearing deposits in other banks	95,592	37,355
Cash and Cash Equivalents	$142,617	$70,043

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$10,983	$6,702
Income taxes	3,577	3,776
Noncash investing and financing activities:
Transfer of loans to other real estate owned	234	532
Transfer from premises and equipment to other assets	445	—
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	4,413	—
Increase in operating lease liability upon adoption of ASU 2016-02	4,413	—
Unrealized gains (losses) on securities available for sale	9,369	(7,226)
Unrealized (losses) gains on cash flow hedges	(2,673)	201

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	34,876	—
Restricted stock	2,588	—
Loans	444,324	—
Premises and equipment	12,554	—
Deferred income taxes	2,329	—
Core deposit intangible	8,200	—
Other real estate owned	1,442	—
Bank owned life insurance	8,246	—
Other assets	14,244	—

Liabilities assumed:
Deposits	483,626	—
Short-term FHLB advances	14,883	—
Long-term FHLB advances	778	—
Subordinated debt	7,530	—
Other liabilities	5,780	—

Consideration:
Issuance of common stock	82,470	—
Fair value of replacement stock options/restricted stock	753	—

Note 19 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2019 and 2018 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2018	$(5,446)	$(184)	$(2,280)	$(7,910)

Net unrealized losses on securities available for sale, net of tax, $(440)	(1,525)	—	—	(1,525)

Reclassification adjustment for realized gains on securities, net of tax, $(16)	(57)	—	—	(57)

Unrealized losses on cash flow hedges, net of tax, $98	—	340	—	340

Balance at September 30, 2018	$(7,028)	156	$(2,280)	$(9,152)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

Net unrealized gains on securities available for sale, net of tax, $344	1,192	—	—	1,192

Reclassification adjustment for realized gains on securities, net of tax, $(22)	(80)	—	—	(80)

Unrealized losses on cash flow hedges, net of tax, $(194)	—	(668)	—	(668)

Balance at September 30, 2019	$3,297	$(2,698)	$(1,238)	$(639)

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)

Net unrealized gains on securities available for sale, net of tax, $(1,626)	(5,519)	—	—	(5,519)

Reclassification adjustment for realized gains on securities, net of tax, $(18)	(63)	—	—	(63)

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Unrealized losses on cash flow hedges, net of tax, $45	—	156	—	156

Balance at September 30, 2018	$(7,028)	$156	$(2,280)	$(9,152)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized losses on securities available for sale, net of tax, $2,153	7,458	—	—	7,458

Reclassification adjustment for realized gains on securities, net of tax, $(54)	(188)	—	—	(188)

Unrealized losses on cash flow hedges, net of tax, $(599)	—	(2,074)	—	(2,074)

Balance at September 30, 2019	$3,297	$(2,698)	$(1,238)	$(639)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three and Nine Months ended September 30, 2019 and 2018
(dollars in thousands)

For the Three Months Ended September 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on calls of securities	$102	Securities gains, net
	(22)	Income taxes
Total reclassifications	$80	Net of tax

For the Three Months Ended September 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$73	Securities gains, net
	(16)	Income taxes
Total reclassifications	$57	Net of tax

For the Nine Months Ended September 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented

Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$242	Securities gains, net
	(54)	Income taxes
	$188	Net of tax

For the Nine Months Ended September 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$81	Securities gains, net
	(18)	Income taxes
	63	Net of tax
Reclassification for ASU 2016-01 adoption	650	*
Total reclassifications	$713
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
Reclassification
In certain circumstances, reclassifications have been made to prior period information to conform to the 2019 presentation. There were no material reclassifications.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) deferred tax assets and liabilities, and (6) other-than-temporary impairment of securities. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2018.

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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the nine months ended September 30, 2019 or 2018.
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
RESULTS OF OPERATIONS
Earnings Performance
Three months ended September 30, 2019 and 2018
For the quarter ended September 30, 2019, the Company reported net income of $8,692,000 compared to $5,785,000 for the comparable quarter in 2018. The $2,907,000 or 50.3% increase was primarily related to the April 1, 2019 acquisition of HomeTown.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended September 30,	2019	2018	$ Change	% Change
Interest income	$24,958	$17,217	$7,741	45.0%
Interest expense	(4,336)	(2,466)	(1,870)	75.8
Net interest income	20,622	14,751	5,871	39.8
Recovery of loan losses	12	23	(11)	(47.8)
Noninterest income	4,171	3,380	791	23.4
Noninterest expense	(13,792)	(10,904)	(2,888)	26.5
Income tax expense	(2,321)	(1,465)	(856)	58.4

Net income	$8,692	$5,785	$2,907	50.3
Nine months Ended September 30, 2019 and 2018
For the nine month period ended September 30, 2019, the Company reported net income of $13,465,000 compared to $17,577,000 for the comparable period in 2018. The $4,112,000 or 23.4% decrease was primarily due to $11,322,000 in one-time merger related expense in the 2019 period.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Nine Months Ended September 30,	2019	2018	$ Change	% Change
Interest income	$68,265	$50,877	$17,388	34.2%
Interest expense	(11,586)	(6,795)	(4,791)	70.5
Net interest income	56,679	44,082	12,597	28.6
Recovery of loan losses	6	97	(91)	(93.8)
Noninterest income	11,304	10,276	1,028	10.0
Noninterest expense	(51,037)	(32,608)	(18,429)	56.5
Income tax expense	(3,487)	(4,270)	783	(18.3)

Net income	$13,465	$17,577	$(4,112)	(23.4)
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
Three months ended September 30, 2019 and 2018
Net interest income on a taxable equivalent basis increased $5,815,000 or 39.1% for the third quarter of 2019 compared to the same quarter of 2018. This improvement in net interest income was primarily related to an increase in the average balance of loans for the 2019 quarter compared to the 2018 quarter. Average loan balances for the 2019 quarter were up $491.3 million or 36.9% over the 2018 quarter, primarily due to the HomeTown acquisition in which we acquired $444.3 million in loans on April 1, 2019. Loan yields for the quarter were 40 basis points higher than the 2018 quarter.
For the third quarter of 2019, the Company's yield on interest-earning assets was 4.53%, compared to 4.09% for the third quarter of 2018. The cost of interest-bearing liabilities was 1.13% compared to 0.84%, primarily related to a 27 basis point (0.27%) increase in the cost of deposits. The interest rate spread was 3.40% compared to 3.25%. The net interest margin, on a fully taxable equivalent basis, was 3.75% compared to 3.51%, an increase of 24 basis points (0.24%). The increase in net interest margin was driven by a $514.0 million (30.3%) increase in average earning assets, enhanced by a $144.7 million (34.1%) increase in average noninterest bearing deposits, and partially offset by a $325.0 million (29.0%) increase in average interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2019 and 2018.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2019	2018	2019	2018	2019	2018
Loans:
Commercial	$320,802	$268,296	$3,820	$2,715	4.72%	4.01%
Real estate	1,489,155	1,057,097	18,487	12,317	4.97	4.66
Consumer	11,679	4,949	209	76	7.10	6.09
Total loans	1,821,636	1,330,342	22,516	15,108	4.94	4.54

Securities:
Federal agencies and GSEs	127,956	128,284	767	732	2.40	2.28
Mortgage-backed and CMOs	133,121	107,817	851	604	2.56	2.24
State and municipal	45,830	84,147	330	583	2.88	2.77
Other securities	16,295	15,072	242	180	5.94	4.78
Total securities	323,202	335,320	2,190	2,099	2.71	2.50

Deposits in other banks	63,097	28,250	329	143	2.07	2.01

Total interest-earning assets	2,207,935	1,693,912	25,035	17,350	4.53	4.09

Non-earning assets	218,743	117,719

Total assets	$2,426,678	$1,811,631

Deposits:
Demand	$324,058	$231,339	119	12	0.15	0.02
Money market	453,873	377,074	1,415	839	1.24	0.88
Savings	176,673	132,450	94	10	0.21	0.03
Time	489,343	378,066	2,027	1,187	1.64	1.25
Total deposits	1,443,947	1,118,929	3,655	2,048	1.00	0.73

Customer repurchase agreements	39,470	11,896	150	17	1.51	0.57
Other short-term borrowings	1,986	2,176	12	12	2.42	2.21
Long-term borrowings	35,806	27,886	519	389	5.80	5.58
Total interest-bearing
liabilities	1,521,209	1,160,887	4,336	2,466	1.13	0.84

Noninterest bearing demand deposits	568,706	424,016
Other liabilities	21,783	11,674
Shareholders' equity	314,980	215,054
Total liabilities and
shareholders' equity	$2,426,678	$1,811,631

Interest rate spread					3.40%	3.25%
Net interest margin					3.75%	3.51%

Net interest income (taxable equivalent basis)			20,699	14,884
Less: Taxable equivalent adjustment			77	133
Net interest income			$20,622	$14,751

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended September 30,
	2019 vs. 2018
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,105	$524	$581
Real estate	6,170	852	5,318
Consumer	133	14	119
Total loans	7,408	1,390	6,018
Securities:
Federal agencies and GSEs	35	37	(2)
Mortgage-backed and CMOs	247	93	154
State and municipal	(253)	22	(275)
Other securities	62	47	15
Total securities	91	199	(108)
Deposits in other banks	186	4	182
Total interest income	7,685	1,593	6,092

Interest expense
Deposits:
Demand	107	100	7
Money market	576	382	194
Savings	84	80	4
Time	840	437	403
Total deposits	1,607	999	608
Customer repurchase agreements	133	55	78
Other short-term borrowings	—	1	(1)
Long-term borrowings	130	16	114
Total interest expense	1,870	1,071	799
Net interest income (taxable equivalent basis)	$5,815	$522	$5,293
Nine months Ended September 30, 2019 and 2018
Net interest income on a taxable equivalent basis increased $12,448,000 or 28.0% for the nine months ended September 30, 2019 compared to the same period of 2018. This improvement in net interest income was primarily related to an increase in the average balance of loans for the 2019 period compared to the 2018 period. Average loan balances for the 2019 period were up $335.2 million or 25.2% over the 2018 period, primarily due to the HomeTown acquisition. Loan yields for the period were 40 basis points higher than the 2018 period.
For the nine months of 2019, the Company's yield on interest-earning assets was 4.45%, compared to 4.03% for the same period of 2018. The cost of interest-bearing liabilities was 1.09% compared to 0.77%, primarily related to a 29 basis point (0.29%) increase in the cost of deposits. The interest rate spread was 3.36% compared to 3.26%. The net interest margin, on a fully taxable equivalent basis, was 3.70% compared to 3.49%, an increase of 21 basis points (0.21%). The increase in net interest margin was driven by a $354.0 million (20.8%) increase in average earning assets, enhanced by a $102.1 million (24.6%) increase in average noninterest bearing deposits, and partially offset by a $207.1 million (18.2%) increase in average interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2019 and 2018. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2019	2018	2019	2018	2019	2018
Loans:
Commercial	$302,750	$264,983	$10,609	$7,811	4.69%	3.94%
Real estate	1,354,358	1,062,075	49,782	36,594	4.90	4.59
Consumer	9,638	4,528	485	229	6.73	6.76
Total loans	1,666,746	1,331,586	60,876	44,634	4.87	4.47

Securities:
Federal agencies and GSEs	135,937	119,597	2,475	1,956	2.43	2.18
Mortgage-backed and CMOs	124,258	108,473	2,353	1,812	2.52	2.23
State and municipal	64,084	87,365	1,348	1,870	2.80	2.85
Other securities	16,160	15,126	653	531	5.39	4.68
Total securities	340,439	330,561	6,829	6,169	2.67	2.49

Deposits in other banks	46,902	37,981	853	516	2.43	1.82

Total interest-earning assets	2,054,087	1,700,128	68,558	51,319	4.45	4.03

Non-earning assets	189,256	118,487

Total assets	$2,243,343	$1,818,615

Deposits:
Demand	$299,769	$236,734	245	36	0.11	0.02
Money market	432,980	394,005	3,962	2,424	1.22	0.82
Savings	163,525	131,789	201	30	0.16	0.03
Time	451,258	377,915	5,239	3,256	1.55	1.15
Total deposits	1,347,532	1,140,443	9,647	5,746	0.96	0.67

Customer repurchase agreements	39,265	11,829	461	19	1.57	0.21
Other short-term borrowings	3,502	1,536	51	22	1.94	1.91
Long-term borrowings	33,107	27,861	1,427	1,008	5.75	4.82
Total interest-bearing
liabilities	1,423,406	1,181,669	11,586	6,795	1.09	0.77

Noninterest bearing demand deposits	516,698	414,643
Other liabilities	20,595	10,035
Shareholders' equity	282,644	212,268
Total liabilities and
shareholders' equity	$2,243,343	$1,818,615

Interest rate spread					3.36%	3.26%
Net interest margin					3.70%	3.49%

Net interest income (taxable equivalent basis)			56,972	44,524
Less: Taxable equivalent adjustment			293	442
Net interest income			$56,679	$44,082

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine Months Ended September 30,
	2019 vs. 2018
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$2,798	$1,594	$1,204
Real estate	13,188	2,576	10,612
Consumer	256	(1)	257
Total loans	16,242	4,169	12,073
Securities:
Federal agencies and GSEs	519	235	284
Mortgage-backed and CMOs	541	259	282
State and municipal	(522)	(32)	(490)
Other securities	122	84	38
Total securities	660	546	114
Deposits in other banks	337	199	138
Total interest income	17,239	4,914	12,325

Interest expense
Deposits:
Demand	209	197	12
Money market	1,538	1,279	259
Savings	171	162	9
Time	1,983	1,272	711
Total deposits	3,901	2,910	991
Customer repurchase agreements	442	323	119
Other short-term borrowings	29	—	29
Long-term borrowings	419	211	208
Total interest expense	4,791	3,444	1,347
Net interest income (taxable equivalent basis)	$12,448	$1,470	$10,978

Noninterest Income, three months ended September 30, 2019 and 2018
For the quarter ended September 30, 2019, noninterest income increased $791,000 or 23.4% compared to the comparable 2018 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$979	$1,001	$(22)	(2.2)%
Service charges on deposit accounts	783	605	178	29.4
Other fees and commissions	1,003	656	347	52.9
Mortgage banking income	710	551	159	28.9
Securities gains (losses), net	105	(17)	122	(717.6)
Brokerage fees	183	172	11	6.4
Income from SBICs	143	150	(7)	(4.7)
Gains (losses) on premises and equipment, net	(2)	63	(65)	(103.2)
Other	267	199	68	34.2
Total noninterest income	$4,171	$3,380	$791	23.4
Service charge income increased $178,000 in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the HomeTown acquisition. Other fees and commissions increased $347,000 in the 2019 quarter compared to the 2018 quarter, mostly on the strength of debit card fee revenue. Mortgage banking income increased $159,000 in the 2019 quarter compared to the 2018 quarter, primarily due to increased volume. Net securities gains increased $122,000 in the 2019 quarter compared to the same quarter in 2018.
Noninterest Income, nine months ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, noninterest income increased $1,028,000 or 10.0% compared to the comparable 2018 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$2,826	$2,875	$(49)	(1.7)%
Service charges on deposit accounts	2,101	1,809	292	16.1
Other fees and commissions	2,726	1,977	749	37.9
Mortgage banking income	1,702	1,492	210	14.1
Securities gains, net	575	393	182	46.3
Brokerage fees	516	603	(87)	(14.4)
Income from SBICs	174	476	(302)	(63.4)
Gains (losses) on premises and equipment, net	(89)	66	(155)	(234.8)
Other	773	585	188	32.1
Total noninterest income	$11,304	$10,276	$1,028	10.0
Service charge income increased $292,000 in the nine months of 2019 compared to the nine months of 2018, primarily due to the HomeTown merger. Other fees and commissions increased $749,000 in the 2019 period compared to the 2018 period, mostly on the strength of debit card fee revenue. Mortgage banking income increased $210,000 in the 2019 period compared to the 2018 period, primarily due to increased volume. Net securities gains increased $182,000 in the 2019 period compared to the same period in 2018. Income from Small Business Investment Companies ("SBICs") reflected a $302,000 decrease compared to the 2018 quarter; this category of income is highly unpredictable.

Noninterest Expense, three months ended September 30, 2019 and 2018
For the three months ended September 30, 2019, noninterest expense increased $2,888,000 or 26.5%. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest Expense
Salaries	$6,295	$5,285	$1,010	19.1%
Employee benefits	1,367	1,036	331	31.9
Occupancy and equipment	1,448	1,069	379	35.5
FDIC assessment (credit)	(175)	134	(309)	(230.6)
Bank franchise tax	411	291	120	41.2
Core deposit intangible amortization	448	56	392	700.0
Data processing	589	420	169	40.2
Software	287	307	(20)	(6.5)
Other real estate owned, net	47	46	1	2.2
Other	3,075	2,260	815	36.1
Total noninterest expense	$13,792	$10,904	$2,888	26.5
Salaries expense and employee benefits combined increased $1,341,000 in the 2019 quarter as compared to the 2018 quarter. Total full-time equivalent employees ("FTEs") were 365 at the end of the third quarter of 2019, up from 316 at the end of the third quarter of 2018, for an increase of 49 FTEs due to the HomeTown acquisition. Occupancy and equipment expense increased $379,000 in the 2019 quarter compared to the 2018 quarter, primarily due to the HomeTown acquisition. The Federal Deposit Insurance Corporation ("FDIC") assessment expense in the 2019 quarter was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $330,000. Core deposit intangible amortization increased $392,000 in the 2019 quarter compared to the same quarter in 2018 due to the HomeTown acquisition.
Noninterest Expense, nine months ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, noninterest expense increased $18,429,000 or 56.5%. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest Expense
Salaries	$18,007	$15,377	$2,630	17.1%
Employee benefits	4,022	3,322	700	21.1
Occupancy and equipment	3,963	3,297	666	20.2
FDIC assessment	119	412	(293)	(71.1)
Bank franchise tax	1,113	863	250	29.0
Core deposit intangible amortization	961	210	751	357.6
Data processing	1,838	1,309	529	40.4
Software	932	966	(34)	(3.5)
Other real estate owned, net	16	101	(85)	(84.2)
Merger related expenses	11,322	—	11,322	100.0
Other	8,744	6,751	1,993	29.5
Total noninterest expense	$51,037	$32,608	$18,429	56.5
Salaries expense and employee benefits combined increased $3,330,000 in the 2019 period as compared to the 2018 period. Total FTEs were 365 at the end of the 2019 period, up from 316 at the end of the 2018 period, for an increase of 49 FTEs due to the HomeTown acquisition. Occupancy and equipment expense increased $666,000 in the 2019 period compared to the 2018 period, primarily due to the HomeTown acquisition. The FDIC assessment expense in the 2019 period was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $330,000; due to the remaining credit, the Company does not expect an expense in the fourth quarter of 2019 and expects the expense in the first quarter of 2020 to be reduced by approximately $70,000. Core deposit intangible amortization increased $751,000 in the 2019 period compared to the same period in 2018 due to the HomeTown acquisition. Data processing expense increased $529,000 in the 2019 period compared to the 2018 period. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,332,000 during the 2019 period.
Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale of premises and equipment. The efficiency ratio for the 2019 quarter was 53.79% compared to 59.35% for the 2018 quarter. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Efficiency Ratio
Noninterest expense	$13,792	$10,904
Add/subtract: loss/(gain) on sale of OREO	(22)	(36)
Subtract: core deposit intangible amortization	(448)	(56)
Subtract merger related expense	—	—
	$13,322	$10,812

Net interest income	$20,622	$14,751
Tax equivalent adjustment	77	133
Noninterest income	4,171	3,380
Add/subtract: (gain)/loss on securities	(105)	17
Add/subtract: (gain)/loss on fixed assets	2	(63)
	$24,767	$18,218

Efficiency ratio	53.79%	59.35%

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

	Three Months Ended September 30,
	2019	2018
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$22,516	$15,108
Interest income - investments and other	2,519	2,242
Interest expense - deposits	(3,655)	(2,048)
Interest expense - customer repurchase agreements	(150)	(17)
Interest expense - other short-term borrowings	(12)	(12)
Interest expense - long-term borrowings	(519)	(389)
Total net interest income	$20,699	$14,884
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(46)	$(46)
Tax benefit realized on non-taxable interest income - municipal securities	(31)	(87)
GAAP measures	$20,622	$14,751
Income Taxes
The effective tax rate for the third quarter of 2019 was 21.08% compared to 20.21% for the third quarter of 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 20.57% and 19.55%, respectively.
The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.
Fair Value Impact to Pretax Income
The following table presents the impact for the three and nine month periods ended September 30, 2019 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina"), the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet"), and the April 2019 acquisition of HomeTown on net interest income and pretax income (dollars in thousands):

		September 30, 2019
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Nine Months Ended
Interest income/(expense):
Acquired performing loans	Income	$737	$1,656
Acquired impaired loans	Income	104	461
Time deposits	Contra Expense	128	272
Subordinated debt	Contra Expense	4	8
Junior subordinated debt	Expense	(25)	(76)
Net interest income		948	2,321

Noninterest (expense):
Amortization of core deposit intangible	Expense	(448)	(961)

Change in pretax income		$500	$1,360
The HomeTown acquisition was effective April 1, 2019. The impact for the quarter ended September 30, 2019 related to the HomeTown merger on net interest income was $764,000 and on income before taxes was $371,000. The impact for the nine months ended September 30, 2019 related to the HomeTown merger on net interest income was $1,648,000 and on income before taxes was $852,000.
During the third quarter of 2019, the Company received $148,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $59,000 for the comparable quarter of 2018. For the nine month period ended September 30, 2019, cash basis accretion income was $544,000, compared to $545,000 for the same period in 2018.
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

The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact of these mergers will continue to decline in future quarters.
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
The available for sale securities portfolio was $308,490,000 at September 30, 2019, compared to $332,653,000 at December 31, 2018, a decrease of $24,163,000 or 7.3%. At September 30, 2019, the available for sale portfolio had an amortized cost of $304,242,000 resulting in a net unrealized gain of $4,248,000. At December 31, 2018, the available for sale portfolio had an amortized cost of $337,774,000, resulting in a net unrealized loss of $5,121,000. The Company recognized a $333,000 change in the fair value of equity securities for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company recognized a $312,000 change in the fair value of equity securities.
The Company is cognizant of the continuing historically low and currently decreasing rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities of somewhat greater duration and average life than previously held. The objective is to improve yield and duration on the portfolio in advance of any major market moves. During 2019, indications are that market rates have peaked and the yield curve has flattened.

During the nine months ended September 30, 2019, the Company sold $29,878,000 in par value bonds and realized a net gain of $242,000. This compares to the nine months ended September 30, 2018, when the Company sold $57,607,000 in par value bonds and realized a net gain of $81,000. During the nine months ended September 30, 2019, the Company sold $445,000 in equity securities at fair value and had no remaining equity securities at September 30, 2019. During the nine months ended September 30, 2018, the Company sold $431,000 in equity securities at fair value
The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring and controlling average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to purchase high quality, relatively low optionality bonds to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategies, and regulatory requirements.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $1,804,447,000 at September 30, 2019, compared to $1,357,476,000 at December 31, 2018, an increase of $446,971,000 or 32.9%. Of this increase, $444,324,000 was related to the HomeTown merger and $2,647,000 represents growth throughout the rest of the Company's franchise.
Average loans were $1,821,636,000 for the third quarter of 2019, compared to $1,330,342,000 for the third quarter of 2018, an increase of $491,294,000 or 36.9% primarily related to the HomeTown acquisition but also due to organic growth.
Loans held for sale totaled $5,646,000 at September 30, 2019 and $640,000 at December 31, 2018. Loan production volume was $75,756,000 for the nine month period ended September 30, 2019 and $60,575,000 for the same period of 2018. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Commercial	$324,508	$285,972
Commercial real estate:
Construction and land development	143,788	97,240
Commercial real estate	883,219	655,800
Residential real estate:
Residential	318,833	209,438
Home equity	122,074	103,933
Consumer	12,025	5,093
Total loans	$1,804,447	$1,357,476

Provision for Loan Losses
The Company had a negative provision for loan losses of $6,000 for the nine month period ended September 30, 2019, compared to a negative provision of $97,000 for the same period ended September 30, 2018. The negative provision in both periods related to adjustments on the specific reserves for the impaired loan loss allowance. The need for any additional provision in the nine month period ended September 30, 2019 was mitigated by continued high asset quality, low charge-offs, and a third quarter $31.8 million decline in loan balances outstanding. Net charge-offs for the three months ended September 30, 2019 were $16,000 compared to a net recovery of $103,000 for the 2018 quarter. For the nine months ended September 30, 2019, net charge-offs were $41,000 compared to a net recovery of $82,000 for the 2018 period.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At September 30, 2019, the ALLL was $12,758,000, compared to $12,805,000 at December 31, 2018. The ALLL as a percentage of total loans at such dates was 0.71% and 0.94%, respectively. The primary reason for the large change in this ratio was the acquisition of $444.3 million in loans related to the April 2019 HomeTown acquisition. These loans do not have an

ALLL at acquisition date. However, as part of the merger valuation process they were given a credit mark of $10.7 million and a liquidity and interest rate mark of $4.0 million.
As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.91% at September 30, 2019, compared to 0.97% at December 31, 2018. On a dollar basis, the reserve was $12,508,000 at September 30, 2019, compared to $12,560,000 at December 31, 2018. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 4.60% at September 30, 2019, compared to 4.78% at December 31, 2018. On a dollar basis, the reserve was $74,000 at September 30, 2019, compared to $64,000 at December 31, 2018. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $281,000 over December 31, 2018.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $176,000 at September 30, 2019 compared to $181,000 at December 31, 2018. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$12,805	$13,603

Charge-offs:
Construction and land development	—	—
Commercial real estate	6	11
Residential real estate	20	—
Home equity	—	86
Total real estate	26	97
Commercial and industrial	11	787
Consumer	152	136
Total charge-offs	189	1,020

Recoveries:
Construction and land development	—	4
Commercial real estate	8	6
Residential real estate	19	45
Home equity	15	104
Total real estate	42	159
Commercial and industrial	12	69
Consumer	94	97
Total recoveries	148	325

Net charge-offs	41	695
Recovery of loan losses	(6)	(103)
Balance at end of period	$12,758	$12,805

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2019	December 31, 2018
Allowance to loans	0.71%	0.94%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.91	0.97
Net charge-offs to allowance (1)	0.43	5.43
Net charge-offs to average loans (1)	0.00	0.05
Nonperforming assets to total assets	0.15	0.11
Nonperforming loans to loans	0.13	0.09
Provision to net charge-offs (1)	(14.63)	(14.82)
Provision to average loans (1)	0.00	(0.01)
Allowance to nonperforming loans	549.91	1,101.98
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.13% at September 30, 2019 and 0.09% at December 31, 2018.
Nonperforming assets include nonperforming loans and OREO. Nonperforming assets represented 0.15% and 0.11% of total assets at September 30, 2019 and December 31, 2018, respectively.
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
The following table presents the Company's nonperforming assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Nonperforming Assets
	September 30, 2019	December 31, 2018
Nonaccrual loans:
Real estate	$1,336	$1,007
Commercial	110	83
Total nonaccrual loans	1,446	1,090

Loans past due 90 days and accruing interest:
Real estate	835	72
Commercial	39	—
Total past due 90 days and accruing interest	874	72

Total nonperforming loans	2,320	1,162

Other real estate owned	1,353	869

Total nonperforming assets	$3,673	$2,031

Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Impaired Loans
	September 30, 2019	December 31, 2018
Accruing	$991	$848
Nonaccruing	624	486
Total impaired loans	$1,615	$1,334
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,093,000 in TDRs at September 30, 2019 compared to $1,090,000 at December 31, 2018. These loans are included in the impaired loan table above.
Other Real Estate Owned
Other real estate owned was $1,353,000 and $869,000 as of September 30, 2019 and December 31, 2018, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Other Real Estate Owned
	September 30, 2019	December 31, 2018
Construction and land development	$629	$78
1-4 family residential	301	719
Commercial real estate	423	72
	$1,353	$869
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,041,862,000 at September 30, 2019 compared to $1,566,227,000 at December 31, 2018, an increase of $475,635,000 or 30.4%. This increase resulted from, $483,626,000 of deposits acquired in the HomeTown merger, and a $7,991,000 deposit reduction throughout the franchise.
Average interest bearing deposits were $1,443,947,000 for the third quarter of 2019, compared to $1,118,929,000 for the third quarter of 2018, an increase of $325,018,000 or 29.0%. This increase is attributable to $364,158,000 of deposits acquired in the HomeTown acquisition and a reduction of legacy deposits during the same period. Average noninterest bearing deposits for the 2019 quarter were $568,706,000, compared to $424,016,000 for the 2018 quarter, an increase of $144,690,000 or 34.1%. Of this increase, $119,468,000 represents deposits acquired in the HomeTown merger.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this changing rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter of 2019 was 1.00%, up from 0.73% for the third quarter of 2018.
Subordinated Debt
The Company had $7,521,000 in subordinated notes, acquired in the HomeTown merger, outstanding at September 30, 2019. These notes accrue at 6.75% until December 30, 2020. Thereafter, the notes will have a floating interest rate based on LIBOR.

Junior Subordinated Debt
The Company had three junior subordinated notes in the amounts of $20,619,000, $4,419,000, and $2,965,000 outstanding at September 30, 2019. These notes accrue at 1.35%, 3.45%, and 2.95%, respectively, above the 90-day LIBOR rate, adjusted quarterly. To add stability to net interest income and manage exposure to interest rate movement, the Company entered into three interest rate swaps in June 2018 on these notes. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for receipt of variable rate payments over the ten year life of the contracts. The effective interest rates on the swapped notes were 4.33%, 6.44%, and 5.93%, respectively at September 30, 2019.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $317,246,000 at September 30, 2019 compared to $222,542,000 at December 31, 2018, an increase of $94,704,000 or 42.6%. Of this increase, $83,250,000 is attributable to the HomeTown merger.
The Company paid cash dividends of $0.77 per share during the nine months of 2019 while the aggregate basic and diluted earnings per share for the same period was $1.38.
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
The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2019 and December 31, 2018. Management believes, as of September 30, 2019, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2019		Percentage At December 31, 2018
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.63%	12.36%	12.55%	13.68%
Tier 1 capital ratio	13.08	12.36	14.46	13.68
Total capital ratio	14.15	13.04	15.35	14.57

Leverage Capital Ratio:

Tier 1 leverage ratio	10.85	10.26	11.62	10.99
Stock Repurchase Program
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 300,000 shares of the Company's common shares over a two year period.
In the nine month period ended September 30, 2019, the Company repurchased 32,165 shares at an average cost of $35.38 per share, for a total cost of $1,138,000. The Company did not repurchase any shares in the nine month period ended September 30, 2018.

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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $190,000,000 outstanding in letters of credit at September 30, 2019 and $190,250,000 outstanding at December 31, 2018. $190,000,000 of these letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 8 and long-term borrowings are discussed in Note 9 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with one correspondent bank in the amount of $15,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the Federal Reserve Bank of Richmond's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of September 30, 2019 and December 31, 2018, were $16,616,000 and $22,431,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.

Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at September 30, 2019 and at December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Commitments to extend credit	$526,311	$362,586
Standby letters of credit	11,395	15,555
Mortgage loan rate-lock commitments	17,617	9,710
Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future funding requirements. The increase in commitments from December 31, 2018 to September 30, 2019 is primarily attributable to the HomeTown merger. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2019 is asset sensitive. Management expects that the general direction of market interest rates will be decreasing the remainder of 2019.

Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2019 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	September 30, 2019
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$12,255	14.9%
Up 3.00%	9,274	11.3
Up 2.00%	6,302	7.7
Up 1.00%	3,277	4.0
Flat	—	—
Down 0.25%	(804)	(1.0)
Down 1.00%	(4,814)	(5.8)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2019 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	September 30, 2019
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$430,771	$154,899	56.1%
Up 3.00%	405,167	129,295	46.9
Up 2.00%	372,906	97,034	35.2
Up 1.00%	330,886	55,014	19.9
Flat	275,872	—	—
Down 0.25%	259,527	(16,345)	(5.9)
Down 1.00%	204,894	(70,978)	(25.7)
Due to the current decreasing interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Shares of the Company's common stock were repurchased during the three months ended September 30, 2019, as detailed below. Under the share repurchase program, the Company has the remaining authority to repurchase up to 267,835 shares of the Company's common stock as of September 30, 2019.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

July 31, 2019	10,323	$35.90	10,323	289,677
August 31, 2019	15,062	35.63	15,062	274,615
September 30, 2019	6,780	34.05	6,780	267,835
Total	32,165	$35.38	32,165
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.  OTHER INFORMATION
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2019 and September 30, 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 12, 2019		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - November 12, 2019		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 12, 2019		(principal accounting officer)