Form 10-K
period 2019-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2020-03-09
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission file number 0-12820
AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State of incorporation)	(I.R.S. Employer Identification No.)
628 Main Street, Danville, VA	24541
(Address of principal executive offices)	(Zip Code)
434-792-5111
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value	AMNB	Nasdaq Global Select Market
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
Large accelerated filer ☐                          Accelerated filer  ☑
Non-accelerated filer  ☐                         Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
☐ Yes   ☑  No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2019, based on the closing price, was $401,638,000.
The number of shares of the registrant's common stock outstanding on March 2, 2020 was 10,965,458.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2020, are incorporated by reference into Part III of this report.

CROSS REFERENCE INDEX

PART I		PAGE
ITEM 1	Business	4
ITEM 1A	Risk Factors	14
ITEM 1B	Unresolved Staff Comments	None
ITEM 2	Properties	23
ITEM 3	Legal Proceedings	24
ITEM 4	Mine Safety Disclosures	24

PART II
ITEM 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
ITEM 6	Selected Financial Data	28
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 8	Financial Statements and Supplementary Data	52
	Reports of Independent Registered Public Accounting Firm	53
	Consolidated Balance Sheets as of December 31, 2019 and 2018	56
	Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017	57
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	58
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018, and 2017	59
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	60
	Notes to Consolidated Financial Statements	61
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures	108
ITEM 9B	Other Information	None

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	*
ITEM 11	Executive Compensation	*
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	*
ITEM 14	Principal Accounting Fees and Services	*

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	110
ITEM 16	Form 10-K Summary	None
_______________________________
*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders.
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders.
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;

•	the ability to recruit and retain key personnel;

•	technological risks and developments, and cyber-threats, attacks or events;

•	the failure of assumptions underlying the allowance for loan losses; and

•	risks associated with mergers, acquisitions, and other expansion activities.
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
As of December 31, 2019, the operations of the Company are conducted at twenty-six banking offices and one loan production office in Roanoke, Virginia.  Through these offices, the Company serves its primary market area of south central Virginia and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-eight Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."
On April 1, 2019, the Company completed the acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). The acquisition of HomeTown deepened the Company’s footprint in the Roanoke, Virginia metropolitan area and created a presence in the New River Valley with an office in Christiansburg, Virginia.
The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company’s operating segments, refer to "Note 24 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Competition and Markets
Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including finance companies, mutual and money market fund providers, financial technology companies, brokerage firms, insurance companies, credit unions, and mortgage companies.
The Company’s primary market area is south central Virginia and north central North Carolina. The Company also has a significant presence in Roanoke, Virginia that increased substantially in connection with the acquisition of HomeTown. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, and Guilford.

The Company has the largest deposit market share in the City of Danville, Virginia.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 36.3% at June 30, 2019 based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia.  The Company had a deposit market share in the County of 22.9% at June 30, 2019, based on FDIC data.
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
The Company's market area in North Carolina has strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 12.9% at June 30, 2019, based on FDIC data, which was the third largest of any FDIC-insured institution.
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
Deposit Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act ("FDIA") also revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund (the "DIF") are calculated. Under the amendments, the assessment base is the institution's average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.
The Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act created the CFPB. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.
Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. See "Incentive Compensation" below.
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
Deposit Insurance
The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base of the Bank is based on its average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. The FDIC uses a "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.
The FDIC’s "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached at least 1.38%. The 1.35% target was achieved in the third quarter of 2018, resulting in the termination of the surcharge. The reserve ratio reached 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the assessment for the second quarter of 2019, which was invoiced September 30, 2019. The FDIC will continue to apply the balance of small bank credits as long as the reserve ratio is at least 1.35%. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2019 and 2018, the Company recorded expense of $119,000 and $537,000, respectively, for FDIC insurance premiums.
In addition, all FDIC insured institutions were required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments continued until the Financing Corporation bonds matured in 2019.
Capital Requirements
The FRB, the OCC and the FDIC have issued substantially similar capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
Effective January 1, 2015, the Company and the Bank became subject to rules implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain provisions of the Dodd-Frank Act (the "Basel III Capital Rules"). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets ("CET1") of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum CET1 ratio of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019.
With respect to the Bank, the "prompt corrective action" regulations pursuant to Section 38 of the FDIA were also revised, effective as of January 1, 2015, to incorporate a CET1 ratio and to increase certain other capital ratios. To be well capitalized under the revised regulations, a bank must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. See "The Federal Deposit Insurance Corporation Improvement Act" below.
The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.98% and 14.04%, respectively, as of December 31, 2019, thus exceeding the minimum requirements. The CET 1 ratio of the Company was 11.56% and the Bank was 12.38% as of December 31, 2019. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.38% and 13.06%, respectively, as of December 31, 2019, also exceeding the minimum requirements.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. In July 2019, the federal banking agencies adopted final rules (the “Capital Simplification Rules”) that, among other things, revised these deductions and adjustments. Following the adoption of the Capital Simplification Rules, certain deferred tax assets and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for the Company as of January 1, 2020. These limitations did not impact regulatory capital during any of the reported periods.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures (and higher percentages for certain other types of interests), and resulting in higher risk weights for a variety of asset categories. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.
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
On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio (commonly referred to as the community bank leverage ratio or "CBLR"). Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework will first be available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do not currently expect to opt into the CBLR framework.
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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2019 and 2018, the Bank met the requirements for being classified as "well capitalized."
As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework will first be available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do not currently expect to opt into the CBLR framework.
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
Community Reinvestment Act
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch.  In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment in considering the application.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance."  The Bank was rated "satisfactory" in its most recent CRA evaluation.
In December 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. The Company is evaluating what impact this proposed rule, if implemented, may have on its operations.
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, like the Bank, for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. The proposed rules have not yet been finalized.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2019, the Company had not been made aware of any instances of non-compliance with the final guidance.

Ability-to-Repay and Qualified Mortgage Rule
Pursuant to the Dodd-Frank Act, the CFPB has issued a final rule amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.
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
Employees
At December 31, 2019, the Company employed 355 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.
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
Executive Officers of the Company
The following table lists, as of December 31, 2019, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	59
President and Chief Executive Officer of the Company and the Bank since January 2013. President of the Company and Chief Executive Officer of the Bank since January 2012. Executive Vice President of the Company from June 2010 to December 2011. Senior Vice President of the Company from July 2008 to May 2010. President of the Bank since June 2010. Executive Vice President of the Bank, as well as President of Trust and Financial Services from July 2008 to May 2010. Executive Vice President and Chief Operating Officer of the Bank from November 2005 to June 2007.

Jeffrey W. Farrar	59
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since October 2019. Executive Vice President and Chief Operating Officer for the Bank since August 2019. Senior Vice President/Finance and Chief Financial Officer of Old Point Financial Corporation from June 2017 to August 2019. Director of Wealth Management, Mortgage and Insurance for Union Bankshares Corporation (now Atlantic Union Bankshares Corporation) from January 2014 to June 2017. Chief Financial Officer of StellarOne Corporation and its predecessor companies from January 1996 to June 2017.

H. Gregg Strader	61
Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2009 to June 2013.

Edward C. Martin	46
Executive Vice President and Chief Credit Officer of the Company since December 2019. Executive Vice President and Chief Credit Officer of the Bank since March 2017. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.

John H. Settle, Jr.	61
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.
The Company faces strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company's business.
The Company encounters substantial competition from other financial institutions in its market area.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, financial technology ("fintech") companies, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns. Increased competition may result in reduced business for the Company.
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
In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, as amended, could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As a smaller reporting company, the Company has elected to defer adoption of ASU 2016-13 until January 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.
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
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2019, the Company had approximately $1.8 billion in loans, of which approximately $1.5 billion (80.9%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.
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
The Company is a relationship-driven organization. A key aspect of the Company’s business strategy is for its senior officers to have primary contact with current and potential customers. The Company’s growth and development are in large part a result of these personalized relationships with the customer base. The success of the Company also often depends on its ability to hire and retain qualified banking officers.
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
Regulatory capital standards may have an adverse effect on the Company's profitability, lending, and ability to pay dividends on the Company's securities.
The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Federal Reserve’s SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. Satisfying capital requirements may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.
Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB has issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

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
When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $84.0 million at December 31, 2019.
The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.
Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  The Company's business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Continued growth in the Company's earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company's capital ratios. If the Company's capital ratios fell below "well capitalized" levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a "well capitalized" level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company's operating results.
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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. As a result, the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is impossible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is impossible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what effects any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.
Regulators, industry groups, and others have, among other things, published recommended replacement language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating rate instruments. There is not yet any consensus on what recommendations and proposals will be broadly accepted.
The Company has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Company’s reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. In particular, the activity of fintech companies has grown significantly over recent years and is expected to continue to grow. Fintech companies have and may continue to offer bank or bank-like products and some fintech companies have applied for bank charters. In addition, other fintech companies have partnered with existing banks to allow them to offer deposit products to their customers. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.
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
ITEM 2 – PROPERTIES
As of December 31, 2019, the Company maintained twenty-six banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, and Guilford.  The Company also operates one loan production office.
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

The Company leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia as a result of the merger with HomeTown. This office serves as the Virginia banking headquarters and the center for its corporate credit function.
The Company leases an office at 703 Green Valley Road in Greensboro, North Carolina.  This building serves as the head office for the Company's North Carolina banking headquarters.
The Company owns twenty other offices for a total of twenty-three owned buildings. There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-eight ATMs on owned or leased facilities.  The Company leases five other offices for a total of seven leased office locations and leases one storage warehouse.
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
ITEM 4 – MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2019, the Company had 3,882 shareholders of record.
The Company paid quarterly cash dividends of $0.25 per share for the first and second quarters and $0.27 per share for the third and fourth quarters of 2019. The Company’s future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See "Part I, Item 1. Business - Supervision and Regulation - Dividends," for information on regulatory restrictions on dividends.

Stock Compensation Plans
Until its expiration date on February 18, 2018, the Company maintained the 2008 Stock Incentive Plan, which was designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals. The Company's 2018 Stock Incentive Plan was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The plans and stock compensation in general are discussed in Note 16 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The following table summarizes information, as of December 31, 2019, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2019
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans
Equity compensation plans approved by shareholders	13,944	$16.63	622,553
Equity compensation plans not approved by shareholders	—	—	—
Total	13,944	$16.63	622,553
Stock Repurchase Program
On January 19, 2018 the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two year period that ended on December 31, 2019.

Shares of the Company's common stock were repurchased during the three months ended December 31, 2019, as detailed below. Under the share repurchase program, the Company had the remaining authority to repurchase up to 214,132 shares of the Company's common stock had the program not expired on December 31, 2019.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 31, 2019	4,242	$35.68	4,242	263,593
November 30, 2019	35,580	37.45	35,580	228,013
December 31, 2019	13,881	37.78	13,881	214,132
Total	53,703	$37.39	53,703
In 2019, the Company repurchased 85,868 shares at an average cost of $36.64 per share, for a total cost of $3,146,000. The Company did not repurchase any shares in 2018.
On December 19, 2019, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 400,000 shares of the Company's common stock through December 31, 2020.

Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2019.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2014.  The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
American National Bankshares Inc.	$100.00	$107.38	$151.05	$170.64	$134.09	$186.38
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except share and per share information and ratios)
	December 31,
	2019	2018	2017	2016	2015
Results of Operations:
Interest income	$92,855	$68,768	$63,038	$56,170	$55,169
Interest expense	15,728	9,674	7,291	6,316	5,904
Net interest income	77,127	59,094	55,747	49,854	49,265
Provision for (recovery of) loan losses	456	(103)	1,016	250	950
Noninterest income	15,170	13,274	14,227	13,505	13,287
Noninterest expense	66,074	44,246	42,883	39,801	40,543
Income before income tax provision	25,767	28,225	26,075	23,308	21,059
Income tax provision	4,861	5,646	10,826	7,007	6,020
Net income	$20,906	$22,579	$15,249	$16,301	$15,039

Financial Condition:
Assets	$2,478,550	$1,862,866	$1,816,078	$1,678,638	$1,547,599
Loans, net of unearned income	1,830,815	1,357,476	1,336,125	1,164,821	1,005,525
Securities	387,825	339,730	327,447	352,726	345,661
Deposits	2,060,547	1,566,227	1,534,726	1,370,640	1,262,660
Shareholders' equity	320,258	222,542	208,717	201,380	197,835
Shareholders' equity, tangible (1)	228,528	177,744	163,654	155,789	151,280

Per Share Information:
Earnings per share, basic	$1.99	$2.60	$1.76	$1.89	$1.73
Earnings per share, diluted	1.98	2.59	1.76	1.89	1.73
Cash dividends paid	1.04	1.00	0.97	0.96	0.93
Book value	28.93	25.52	24.13	23.37	22.95
Book value, tangible (1)	20.64	20.38	18.92	18.08	17.55

Average common shares outstanding - basic	10,531,572	8,698,014	8,641,717	8,611,507	8,680,502
Average common shares outstanding - diluted	10,541,337	8,708,462	8,660,628	8,621,241	8,688,450

Selected Ratios:
Return on average assets	0.91%	1.24%	0.87%	1.02%	0.99%
Return on average equity (2)	7.16%	10.56%	7.34%	8.07%	7.65%
Return on average tangible equity (1)(3)	10.43%	13.49%	9.59%	10.85%	10.62%
Dividend payout ratio	52.45%	38.54%	54.98%	50.71%	53.65%
Efficiency ratio (1)(4)	57.25%	59.20%	60.14%	59.97%	61.93%
Net interest margin	3.68%	3.49%	3.50%	3.52%	3.69%

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.72%	0.94%	1.02%	1.10%	1.25%
Allowance for loan losses to period end non-performing loans	570.59%	1,101.98%	531.37%	360.39%	242.09%
Non-performing assets to total assets	0.15%	0.11%	0.21%	0.29%	0.48%
Net charge-offs to average loans	0.01%	0.05%	0.02%	0.00%	0.08%

Capital Ratios:
Total risk-based capital ratio	14.04%	15.35%	14.39%	14.81%	16.34%
Common equity tier 1 capital ratio	11.56%	12.55%	11.50%	11.77%	12.88%
Tier 1 capital ratio	12.98%	14.46%	13.42%	13.83%	15.23%
Tier 1 leverage ratio	10.75%	11.62%	10.95%	11.67%	12.05%
Tangible equity to tangible assets ratio (1)(5)	9.57%	9.78%	9.24%	9.54%	10.08%

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

(4)
The efficiency ratio is calculated by dividing noninterest expense excluding (i) gains or losses on the sale of other real estate owned, (ii) core deposit intangible amortization, and (iii) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income excluding (x) gains or losses on securities and (y) gains or losses on sale of premises and equipment.

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
Mergers and Acquisitions
Business combinations are accounted for under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.
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

Goodwill and Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 8.25 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. No indicators of impairment were identified during the years ended December 31, 2019, 2018, or 2017.
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
COMPLETED ACQUISITION
On April 1, 2019, the Company completed its acquisition of HomeTown. The combination deepened the Company's footprint in the Roanoke, Virginia metropolitan area and created a presence in the New River Valley with an office in Christiansburg, Virginia. After the merger and with two office consolidations, the Company has eight offices in the combined Roanoke/New River Valley market area. As a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, was merged with and into the Bank.
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
The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (x) gains or losses on securities and (y) gains or losses on sale of premises and equipment. The efficiency ratio for 2019, 2018, and 2017 was 57.25%, 59.20%, and 60.14%, respectively. The Company expects continued improvement in this ratio in 2020. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP. In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Efficiency Ratio
Noninterest expense	$66,074	$44,246	$42,883
Add/subtract: gain/loss on sale OREO	52	(44)	(164)
Subtract: core deposit intangible amortization	(1,398)	(265)	(528)
Subtract: merger related expenses	(11,782)	(872)	—
	$52,946	$43,065	$42,191

Net interest income	$77,127	$59,094	$55,747
Tax equivalent adjustment	369	556	1,339
Noninterest income	15,170	13,274	14,227
Subtract: gain on securities	(607)	(123)	(812)
Add/subtract: loss/gain on sale of fixed assets	427	(60)	(344)
	$92,486	$72,741	$70,157

Efficiency ratio	57.25%	59.20%	60.14%
Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2019 and 2018 and 35% for 2017. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$82,869	$60,159	$55,581
Interest income - investments and other	10,355	9,165	8,796
Interest expense - deposits	(13,143)	(8,086)	(5,794)
Interest expense - customer repurchase agreements	(595)	(164)	(142)
Interest expense - other short-term borrowings	(55)	(22)	(31)
Interest expense - long-term borrowings	(1,935)	(1,402)	(1,324)
Total net interest income	$77,496	$59,650	$57,086
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(185)	$(192)	$(305)
Tax benefit realized on non-taxable interest income - municipal securities	(184)	(364)	(1,034)
GAAP measures	$77,127	$59,094	$55,747
Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Years Ended December 31,
	2019	2018
Return on Average Tangible Equity
Return on average equity (GAAP basis)	7.16%	10.56%
Impact of excluding average goodwill and other intangibles	3.27%	2.93%
Return on average tangible equity (non-GAAP)	10.43%	13.49%

Tangible equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2019	2018
Tangible Equity to Tangible Assets
Equity to assets ratio (GAAP basis)	12.92%	11.95%
Impact of excluding goodwill and other intangibles	(3.35)%	(2.17)%
Tangible equity to tangible assets ratio (non-GAAP)	9.57%	9.78%
The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2019	2018
Tangible Book Value Per Share
Book value per share (GAAP basis)	$28.93	$25.52
Impact of excluding goodwill and other intangibles	(8.29)	(5.14)
Tangible book value per share (non-GAAP)	$20.64	$20.38
RESULTS OF OPERATIONS
Net Income
Net income for 2019 was $20,906,000 compared to $22,579,000 for 2018, a decrease of $1,673,000 or 7.4%. Basic earnings per share were $1.99 for 2019 compared to $2.60 for 2018. Diluted earnings per share were $1.98 for 2019 compared to $2.59 for 2018. This net income produced for 2019 a return on average assets of 0.91%, a return on average equity of 7.16%, and a return on average tangible equity of 10.43%.
The decrease in earnings in 2019 was primarily related to the April 1, 2019 merger with HomeTown, as earnings were impacted adversely by $11,782,000 in one-time merger expenses. Partially offsetting this impact were increases in net interest income associated with higher loan yields and greater loan volume also associated with the HomeTown acquisition augmented by organic growth throughout the rest of the Company's franchise.
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
Earnings for 2018 as compared to 2017 were also positively impacted by increased net interest income, resulting mostly from higher yields on the loan portfolio and greater loan volume. Additionally, earnings in 2018 increased due to a significant reduction in the loan loss provision. The need for a loan loss provision was reduced by three factors: loan balances, continued strong asset quality metrics, and improvements in various qualitative factors used in computing the allowance for loan losses. Lastly, benefiting 2018 earnings was the substantial decrease in the corporate tax rate. The corporate tax rate reduction from 35% to 21%, enacted into law by the Tax Reform Act in late 2017, became effective in 2018.
Although the corporate tax rate reduction from 35% to 21% became effective in 2018, the enactment required companies to revalue their deferred tax assets at the new tax rate in 2017. Accordingly, in December 2017 the Company recognized a $2.7 million charge ($0.31 per share) to its deferred tax asset and a corresponding increase in income tax expense.
Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina"), the 2015 acquisition of MainStreet Bankshares, Inc. ("Mainstreet"), and the 2019 acquisition of HomeTown impacted net interest income positively for 2019, 2018, and 2017 through increased earning assets.

The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2019 and 2018, and a tax rate of 35% was used for 2017. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.
Net interest income on a taxable equivalent basis increased $17,846,000, or 29.9%, in 2019 from 2018, following a $2,564,000, or 4.5%, increase in 2018 from 2017. The increase in net interest income in 2019 was primarily due to increased volumes of earning assets and higher loan yields related to the acquisition of HomeTown coupled with organic growth in the legacy bank.
Yields on loans were 4.86% in 2019 compared to 4.51% in 2018. Cost of funds was 1.08% in 2019 compared to 0.82% in 2018. Between 2019 and 2018, deposit rates for demand accounts increased to 0.12% from 0.02%, money market accounts increased to 1.18% from 0.89%, and time deposits increased to 1.58% from 1.20%. Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.68% for 2019, compared to 3.49% for 2018.
The Federal Open Market Committee ("FOMC") raised the target federal funds rate by 0.25% on each of March 15, June 14, and December 13, 2017, ending the year at 1.50%. In 2018, the FOMC raised the target federal funds rate by 0.25% on each of March 21, June 13, September 26, and December 19, ending the year at 2.50%. The FOMC reduced the target federal funds rate by 0.25% on each of July 31, September 18, and October 30, 2019, ending the year at 1.75%.
Net interest income on a taxable equivalent basis increased $2,564,000, or 4.5%, in 2018 from 2017, following a $5,386,000, or 10.4%, increase in 2017 from 2016. The increase in net interest income in 2018 was primarily due to increased volumes of earning assets related to organic growth and increasing market interest rates.
Yields on loans were 4.51% in 2018 compared to 4.39% in 2017. Cost of funds was 0.82% in 2018 compared to 0.64% in 2017. Between 2018 and 2017, deposit rates for demand accounts remained the same at 0.02%, money market accounts increased to 0.89% from 0.50%, and time deposits increased to 1.20% from 1.05%. The increase in money market rates was related mainly to high dollar volume commercial and municipal customer accounts. The net interest margin was 3.49% for 2018, compared to 3.50% for 2017.
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense(1)			Average Yield/Rate
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Loans:
Commercial	$306,065	$264,241	$229,239	$14,125	$10,579	$8,829	4.62%	4.00%	3.85%
Real estate	1,388,188	1,063,950	1,031,558	68,050	49,275	46,400	4.90	4.63	4.50
Consumer	10,046	4,676	4,652	694	305	352	6.91	6.52	7.57
Total loans(2)	1,704,299	1,332,867	1,265,449	82,869	60,159	55,581	4.86	4.51	4.39

Securities:
Federal agencies and GSEs	132,916	121,923	97,670	3,191	2,708	1,849	2.40	2.22	1.89
Mortgage-backed and CMOs	134,458	109,048	82,042	3,350	2,467	1,725	2.49	2.26	2.10
State and municipal	58,293	85,061	105,869	1,650	2,399	3,781	2.83	2.82	3.57
Other securities	16,552	14,950	15,796	903	718	707	5.46	4.80	4.48
Total securities	342,219	330,982	301,377	9,094	8,292	8,062	2.66	2.51	2.68

Deposits in other banks	60,651	45,434	65,027	1,261	873	734	2.08	1.92	1.13
Total interest earning assets	2,107,169	1,709,283	1,631,853	93,224	69,324	64,377	4.42	4.06	3.95

Nonearning assets	196,455	118,375	126,159

Total assets	$2,303,624	$1,827,658	$1,758,012

Deposits:
Demand	$307,329	$234,857	$217,833	370	49	43	0.12	0.02	0.02
Money market	445,505	393,321	335,085	5,246	3,505	1,668	1.18	0.89	0.50
Savings	166,842	132,182	125,157	284	40	38	0.17	0.03	0.03
Time	457,746	374,152	383,444	7,243	4,492	4,045	1.58	1.20	1.05
Total deposits	1,377,422	1,134,512	1,061,519	13,143	8,086	5,794	0.95	0.71	0.55

Customer repurchase agreements	39,134	18,401	46,335	596	164	142	1.52	0.89	0.31
Other short-term borrowings	2,694	1,149	3,158	54	22	31	2.00	1.91	0.98
Long-term borrowings	33,644	27,874	36,887	1,935	1,402	1,324	5.75	5.03	3.59
Total interest bearing liabilities	1,452,894	1,181,936	1,147,899	15,728	9,674	7,291	1.08	0.82	0.64

Noninterest bearing demand deposits	537,775	421,527	392,663
Other liabilities	20,933	10,374	9,643
Shareholders' equity	292,022	213,821	207,807
Total liabilities and shareholders' equity	$2,303,624	$1,827,658	$1,758,012

Interest rate spread							3.34%	3.24%	3.31%
Net interest margin							3.68%	3.49%	3.50%

Net interest income (taxable equivalent basis)				77,496	59,650	57,086
Less: Taxable equivalent adjustment(3)				369	556	1,339
Net interest income				$77,127	$59,094	$55,747
______________________
(1) Interest income includes net accretion/amortization of acquired loan fair value adjustments and the net accretion/amortization of deferred loan fees/costs.
(2) Nonaccrual loans are included in the average balances.
(3) A tax rate of 21% in 2019 and 2018 and 35% in 2017 was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

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
Changes in Net Interest Income (Rate / Volume Analysis)

	2019 vs. 2018			2018 vs. 2017
	Increase	Change Attributable to		Increase	Change Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$3,546	$1,741	$1,805	$1,750	$360	$1,390
Real estate	18,775	3,022	15,753	2,875	1,396	1,479
Consumer	389	19	370	(47)	(49)	2
Total loans	22,710	4,782	17,928	4,578	1,707	2,871
Securities:
Federal agencies and GSEs	483	228	255	859	353	506
Mortgage-backed and CMOs	883	268	615	742	139	603
State and municipal	(749)	9	(758)	(1,382)	(714)	(668)
Other securities	185	103	82	11	50	(39)
Total securities	802	608	194	230	(172)	402
Deposits in other banks	388	76	312	139	407	(268)
Total interest income	23,900	5,466	18,434	4,947	1,942	3,005

Interest expense
Deposits:
Demand	321	301	20	6	3	3
Money market	1,741	1,232	509	1,837	1,506	331
Savings	244	231	13	2	—	2
Time	2,751	1,616	1,135	447	547	(100)
Total deposits	5,057	3,380	1,677	2,292	2,056	236
Customer repurchase agreements	432	166	266	22	147	(125)
Other borrowings	565	179	386	69	506	(437)
Total interest expense	6,054	3,725	2,329	2,383	2,709	(326)
Net interest income	$17,846	$1,741	$16,105	$2,564	$(767)	$3,331

Noninterest Income
For the year ended December 31, 2019, noninterest income increased $1,896,000 or 14.3% compared to the year ended December 31, 2018.

	Years Ended December 31,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest income:
Trust fees	$3,847	$3,783	$64	1.7%
Service charges on deposit accounts	2,866	2,455	411	16.7
Other fees and commissions	3,693	2,637	1,056	40.0
Mortgage banking income	2,439	1,862	577	31.0
Securities gains, net	607	123	484	393.5
Brokerage fees	721	795	(74)	(9.3)
Income from Small Business Investment Companies	211	637	(426)	(66.9)
Gains (losses) on premises and equipment, net	(427)	60	(487)	(811.7)
Other	1,213	922	291	31.6
Total noninterest income	$15,170	$13,274	$1,896	14.3%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust fees remained stable while service charges increased $411,000 for 2019 compared to 2018, primarily due to the HomeTown acquisition. Other fees and commissions increased $1,056,000 in 2019 compared to 2018, mostly as a result of the acquisition but also from the strength of increased debit card fee revenue. As a result of increased volume, mortgage banking income increased $577,000 in 2019 over 2018. Secondary market mortgage loan volume for 2019 was $102,708,000 compared to $77,739,000 for 2018. Net securities gains were up $484,000, or 393.5%. Income from Small Business Investment Company ("SBIC") investments decreased $426,000 or 66.9% for 2019 compared to 2018. Net gains (losses) on premises and equipment were a loss of $427,000 for 2019 compared to a gain of $60,000 in 2018. The loss was primarily due to a write-down of carrying value on existing equipment in connection with an ATM replacement initiative.

	Years Ended December 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$3,783	$3,926	$(143)	(3.6)%
Service charges on deposit accounts	2,455	2,426	29	1.2
Other fees and commissions	2,637	2,471	166	6.7
Mortgage banking income	1,862	2,208	(346)	(15.7)
Securities gains, net	123	812	(689)	(84.9)
Brokerage fees	795	829	(34)	(4.1)
Income from Small Business Investment Companies	637	236	401	169.9
Gains on premises and equipment, net	60	344	(284)	(82.6)
Other	922	975	(53)	(5.4)
Total noninterest income	$13,274	$14,227	$(953)	(6.7)%
Trust fees decreased slightly while service charges increased slightly for 2018 compared to 2017. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income decreased in 2018, primarily due to lower demand. Secondary market mortgage loan volume for 2018 was $77,739,000 compared to $86,612,000 for 2017. Net securities gains were down $689,000, or 84.9%. Income from SBIC investments increased $401,000 or 169.9% for 2018 compared to 2017. Net gains on premises and equipment decreased $284,000 for 2018 compared to 2017 primarily due to a $337,000 gain from the 2017 sale of a bank owned commercial lot.

Noninterest Expense
For the year ended December 31, 2019, noninterest expense increased $21,828,000, or 49.3%, as compared to the year ended December 31, 2018.

	Years Ended December 31,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest expense:
Salaries	$24,672	$20,509	$4,163	20.3%
Employee benefits	5,343	4,370	973	22.3
Occupancy and equipment	5,417	4,378	1,039	23.7
FDIC assessment	119	537	(418)	(77.8)
Bank franchise tax	1,644	1,054	590	56.0
Core deposit intangible amortization	1,398	265	1,133	427.5
Data processing	2,567	1,691	876	51.8
Software	1,295	1,279	16	1.3
Other real estate owned, net	31	122	(91)	(74.6)
Merger related expenses	11,782	872	10,910	1,251.1
Other	11,806	9,169	2,637	28.8
Total noninterest expense	$66,074	$44,246	$21,828	49.3%
Salaries expense and employee benefits combined increased $5,136,000, or 20.46%, in 2019 compared to 2018. Total full-time equivalent employees ("FTEs") were 355 at the end of 2019, up from 305 at the end of 2018, for an increase of 50 FTEs primarliy associated with the HomeTown acquisition. Occupancy and equipment expense increased $1,039,000 in 2019 compared to 2018, primarily due to the acquisition. The FDIC assessment expense in 2019 was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $492,000. Core deposit intangible amortization increased $1,133,000 in 2019 compared to 2018, and data processing expense increased $876,000 in 2019 compared to 2018, again as a result of the merger. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,782,000 during 2019 compared to $872,000 in 2018.

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
Salaries expense increased $680,000, or 3.4%, in 2018 compared to 2017 as a result of normal annual salary adjustments, additional employees, anticipated retirements and adjustments to fringe benefit accruals. Core deposit intangible amortization decreased in 2018 compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 is recognized under the accelerated method and will be fully amortized in 2020. The primary driver of the increase in noninterest expense was merger related expenses pursuant to the acquisition of HomeTown; these nonrecurring expenses totaled $872,000 in the fourth quarter of 2018.
Income Taxes
Income taxes on 2019 earnings amounted to $4,861,000, resulting in an effective tax rate of 18.9%, compared to 20.0% in 2018 and 41.5% in 2017. Income tax expense for 2017 includes a one-time write-down of net deferred tax assets in the amount of $2.7 million, recorded as a result of the enactment of the Tax Reform Act on December 22, 2017. The Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018.
The effective tax rate is lowered by income that is not taxable for federal income tax purposes. The primary non-taxable income is from state and municipal securities and loans.
Fair Value Impact to Net Interest Margin
The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2017, 2018, and 2019 and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Amortization	Total
For the year ended December 31, 2017	$2,236	$—	$(122)	$2,114
For the year ended December 31, 2018	1,390	—	(102)	1,288
For the year ended December 31, 2019	3,101	375	(89)	3,387
For the years ending (estimated):
2020	1,871	181	(84)	1,968
2021	1,503	78	(102)	1,479
2022	1,032	50	(102)	980
2023	729	30	(102)	657
2024	468	5	(102)	371
Thereafter	2,471	5	(845)	1,631

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2019 is asset sensitive.
Earnings Simulation
The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2019 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.
Estimated Changes in Net Interest Income

	December 31, 2019
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$10,860	13.1%
Up 3.0%	8,267	10.0
Up 2.0%	5,615	6.8
Up 1.0%	2,877	3.5
Flat	—	—
Down 0.25%	(659)	(0.8)
Down 0.50%	(3,681)	(4.5)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2019 (dollars in thousands):
Estimated Changes in Economic Value of Equity

	December 31, 2019
Change in interest rates	Amount	$ Change	% Change

Up 4.0%	$424,956	$131,657	44.9%
Up 3.0%	405,360	112,061	38.2
Up 2.0%	379,684	86,385	29.5
Up 1.0%	345,074	51,775	17.7
Flat	293,299	—	—
Down 0.25%	279,435	(13,864)	(4.7)
Down 0.50%	232,969	(60,330)	(20.6)

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
The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2019 and 2018, there were no principal advance obligations to the FHLB. The Company had outstanding $170,000,000 in FHLB letters of credit at December 31, 2019 compared to $190,250,000 in letters of credit at December 31, 2018. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.
Short-term borrowing is discussed in Note 11 and long-term borrowing is discussed in Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The Company has federal funds lines of credit established with one correspondent bank in the amount of $15,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2019. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Deposits through the CDARS program as of December 31, 2019 and 2018 were $14,864,000 and $22,431,000, respectively.
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
The Company is cognizant of the continuing historically low and currently decreasing to stable rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities of somewhat greater duration and average life than previously held. The objective is to improve yield and duration on the portfolio in advance of any major market moves. During 2019, indications were that market rates had peaked and the yield curve had flattened.
The following table presents information on the amortized cost, maturities, and taxable equivalent yields of available for sale securities at the end of the last three years (dollars in thousands):

	As of December 31,
	2019		2018		2017
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
U. S. Treasury
Within 1 year	$14,992	1.52%	$—	—%	$—	—%
1 to 5 years	—	—	—	—	—	—
5 to 10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—
Total	14,992	1.52	—	—	—	—

Federal Agencies:
Within 1 year	24,987	1.52	—	—	7,001	1.49
1 to 5 years	24,920	2.28	68,786	2.27	48,789	1.91
5 to 10 years	46,946	2.71	55,797	2.66	45,973	2.23
Over 10 years	29,976	2.32	12,487	2.05	12,483	2.02
Total	126,829	2.30	137,070	2.40	114,246	2.02

Mortgage-backed:
Within 1 year	73	3.26	72	3.14	—	—
1 to 5 years	2,794	2.84	2,946	2.62	2,770	2.59
5 to 10 years	38,993	2.27	36,241	2.44	22,849	2.29
Over 10 years	140,872	2.46	74,624	2.54	80,544	2.28
Total	182,732	2.42	113,883	2.51	106,163	2.29

State and Municipal:
Within 1 year	1,255	3.85	6,872	2.25	4,539	2.73
1 to 5 years	25,619	2.72	46,287	2.93	52,975	3.52
5 to 10 years	9,086	2.82	20,199	2.82	27,411	3.77
Over 10 years	5,467	3.50	6,664	2.71	7,786	3.03
Total	41,427	2.88	80,022	2.82	92,711	3.52

Corporate Securities:
Within 1 year	—	—	—	—	—	—
1 to 5 years	500	2.42	500	2.42	1,042	1.50
5 to 10 years	505	5.28	—	—	500	2.42
Over 10 years	8,509	5.56	6,299	5.41	6,300	5.41
Total	9,514	5.38	6,799	4.70	7,842	4.70

Common Stock:
No maturity	—	—	—	—	1,383	—
Total	—	—	—	—	1,383	—

Total portfolio	$375,494	2.47%	$337,774	2.59%	$322,345	2.60%
The Company adopted ASU 2016-01 effective January 1, 2018 and had no equity securities at December 31, 2019. The Company recognized in income $333,000 of unrealized holding gains during 2019. During the year ended December 31, 2019, the Company sold $445,000 in equity securities at fair value.

Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Average loans increased $371,432,000, or 27.9%, from 2018 to 2019, mostly impacted by the HomeTown merger. Average loans increased $67,418,000, or 5.3%, from 2017 to 2018.
At December 31, 2019, total loans were $1,830,815,000, an increase of $473,339,000, or 34.9%, from the prior year. Of this increase, $444,324,000 was related to the HomeTown merger, and $29,015,000 represents growth throughout the rest of the franchise.
Loans held for sale and associated with secondary mortgage activity totaled $2,027,000 at December 31, 2019 and $640,000 at December 31, 2018. Loan production volume was $102,708,000 and $77,739,000 for 2019 and 2018, respectively. These loans were approximately 60% purchase, 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2019	2018	2017	2016	2015
Real estate:
Construction and land development	$137,920	$97,240	$123,147	$114,258	$72,968
Commercial real estate	899,199	655,800	637,701	510,960	430,186
Residential real estate	324,315	209,438	209,326	215,104	220,434
Home equity	119,423	103,933	109,857	110,751	98,449
Total real estate	1,480,857	1,066,411	1,080,031	951,073	822,037

Commercial and industrial	339,077	285,972	251,666	208,717	177,481
Consumer	10,881	5,093	4,428	5,031	6,007

Total loans	$1,830,815	$1,357,476	$1,336,125	$1,164,821	$1,005,525
The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):
Loans by Geographic Region

	As of December 31, 2019		Percentage Change in Balance Since December 31, 2018
	Balance	Percentage of Portfolio
Danville region	$220,650	12.0%	0.6%
Central region	137,822	7.5	(8.3)
Southside region	69,248	3.8	(2.1)
Eastern region	93,651	5.1	0.4
Franklin region	120,139	6.6	8.5
Roanoke region	424,086	23.2	264.9
New River Valley region	113,223	6.2	100.0
Alamance region	286,035	15.6	8.8
Guilford region	275,819	15.1	3.5
Winston-Salem region	90,142	4.9	34.0

Total loans	$1,830,815	100.0%	34.9%
The Danville region consists of offices in Danville, Virginia and Yanceyville, North Carolina. The Central region consists of offices in Lynchburg, and Campbell County, Virginia. The Southside region consists of offices in Martinsville and Henry

County, Virginia. The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania, Virginia. The Franklin region consists of offices in Rocky Mount and Hardy, Virginia. The Roanoke region consists of offices in Roanoke, Salem, and Roanoke County, Virginia. The New River Valley region consists of an office in Christiansburg, Virginia. The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina. The Winston-Salem region consists of an office in Winston-Salem, North Carolina.
The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2019 or 2018.
The following table presents the maturity schedule of selected loan types (dollars in thousands):
Maturities of Selected Loan Types
December 31, 2019

	Commercial and Industrial (1)	Construction and Land Development	Total
1 year or less	$122,535	$25,136	$147,671
1 to 5 years (2)	149,971	95,295	245,266
After 5 years (2)	66,571	17,489	84,060
Total	$339,077	$137,920	$476,997
______________________

(1)	Includes agricultural loans.

(2)	Of the loans due after one year, $265,967 have predetermined interest rates and $63,359 have floating or adjustable interest rates.
Provision for Loan Losses
The Company had a provision for loan losses of $456,000 for the year ended December 31, 2019, compared to a negative provision for loan losses of $103,000 and a provision for loan losses of $1,016,000 for the years ended December 31, 2018 and 2017, respectively.
The provision for 2019 primarily related to a $156,000 increase in the impaired loan reserve and loan growth during the fourth quarter of 2019. The negative provision for 2018 related to favorable adjustments on the purchased credit impaired loan loss allowance. The larger provision for 2017 related to continued loan growth but was mitigated by continued strong asset quality metrics and improving local and national economic indicators.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
The ALLL was $13,152,000, $12,805,000, and $13,603,000 at December 31, 2019, 2018, and 2017, respectively. The ALLL as a percentage of loans at each of those dates was 0.72%, 0.94%, and 1.02%, respectively.
The decrease in the allowance as a percentage of loans during 2019 as compared to 2018 and 2017 was primarily due to the acquired loan portfolio of HomeTown recorded at fair value with no continuing allowance and the continued high asset quality, low charge-offs, and improvement in various qualitative factors, notably economic, used in the determination of the allowance.
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
The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 0.87% at December 31, 2019, compared to 0.94% at December 31, 2018. On a dollar basis, the reserve was $12,684,000 at December 31, 2019, compared to $12,560,000 at December 31, 2018. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued improvement in asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 10.51% at December 31, 2019, compared to 4.78% at December 31, 2018. On a dollar basis, the reserve was $230,000 at December 31, 2019, compared to $64,000 at December 31, 2018. There is ongoing turnover in the composition of the impaired loan population, which increased $858,000 from December 31, 2018.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $238,000 at December 31, 2019, compared to $181,000 at December 31, 2018. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provisions.
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):
Summary of Loan Loss Experience

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of period	$12,805	$13,603	$12,801	$12,601	$12,427

Charge-offs:
Construction and land development	—	—	35	—	20
Commercial real estate	6	11	58	10	462
Residential real estate	20	—	159	21	15
Home equity	50	86	13	66	308
Total real estate	76	97	265	97	805
Commercial and industrial	12	787	282	40	175
Consumer	245	136	143	189	220
Total charge-offs	333	1,020	690	326	1,200

Recoveries:
Construction and land development	—	4	43	11	81
Commercial real estate	9	6	17	21	43
Residential real estate	40	45	45	53	121
Home equity	18	104	40	15	18
Total real estate	67	159	145	100	263
Commercial and industrial	13	69	223	40	32
Consumer	144	97	108	136	129
Total recoveries	224	325	476	276	424

Net charge-offs	109	695	214	50	776
Provision for (recovery of) loan losses	456	(103)	1,016	250	950
Balance at end of period	$13,152	$12,805	$13,603	$12,801	$12,601

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):
Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,657	18.5%	$2,537	21.0%	$2,413	18.8%	$2,095	17.9%	$2,065	17.7%

Commercial real estate	7,416	56.7	7,246	55.5	8,321	57.0	7,355	53.7	6,930	50.0

Residential real estate	3,023	24.2	2,977	23.1	2,825	23.9	3,303	28.0	3,546	31.7

Consumer	56	0.6	45	0.4	44	0.3	48	0.4	60	0.6

Total	$13,152	100.0%	$12,805	100.0%	$13,603	100.0%	$12,801	100.0%	$12,601	100.0%
% - represents the percentage of loans in each category to total loans.
Asset Quality Indicators
The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios
	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Allowance to loans	0.72%	0.94%	1.02%	1.10%	1.25%
ASC 450/general allowance	0.87	0.94	1.04	1.17	1.40
Net charge-offs to year-end allowance	0.83	5.43	1.57	0.39	6.16
Net charge-offs to average loans	0.01	0.05	0.02	0.00	0.08
Nonperforming assets to total assets	0.15	0.11	0.21	0.29	0.48
Nonperforming loans to loans	0.13	0.09	0.19	0.30	0.52
Provision to net charge-offs (recoveries)	418.35	(14.82)	474.77	500.00	122.42
Provision to average loans	0.03	(0.01)	0.08	0.02	0.10
Allowance to nonperforming loans	570.59	1,101.98	531.37	360.39	242.09
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.13% at December 31, 2019 compared to 0.09% at December 31, 2018. The increase in nonperforming loans during 2019 was $1,143,000.
Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets represented 0.15% at December 31, 2019 compared to 0.11% of total assets at December 31, 2018.
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

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):
Nonperforming Assets

	As of December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Real estate	$1,083	$1,007	$2,111	$2,928	$5,022
Commercial	857	83	90	19	90
Consumer	4	—	—	18	2
Total nonaccrual loans	1,944	1,090	2,201	2,965	5,114

Loans past due 90 days and accruing interest:
Real estate	309	72	359	587	84
Commercial	52	—	—	—	—
Consumer	—	—	—	—	7
Total past due loans	361	72	359	587	91

Total nonperforming loans	2,305	1,162	2,560	3,552	5,205

Other real estate owned, net	1,308	869	1,225	1,328	2,184

Total nonperforming assets	$3,613	$2,031	$3,785	$4,880	$7,389
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
Impaired Loans

	As of December 31,
	2019	2018	2017	2016	2015
Accruing	$969	$848	$1,016	$2,059	$1,171
On nonaccrual status	1,223	486	2,201	2,785	3,536
Total impaired loans	$2,192	$1,334	$3,217	$4,844	$4,707
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,058,000 in TDRs at December 31, 2019 compared to $1,090,000 at December 31, 2018.
Other Real Estate Owned
OREO is carried on the consolidated balance sheets at $1,308,000 and $869,000 as of December 31, 2019 and 2018, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2019	2018	2017	2016	2015
Construction and land development	$600	$78	$318	$139	$886
1-4 family residential	285	719	629	653	643
Commercial real estate	423	72	278	536	655
Total OREO	$1,308	$869	$1,225	$1,328	$2,184
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $359,158,000, or 23.1%, in 2019, mostly impacted by the HomeTown merger. Average deposits increased $101,857,000, or 7.0%, from 2017 to 2018.
Period-end total deposits increased $494,320,000, or 31.6%, during 2019. Of this increase, $483,626,000 was related to the HomeTown merger, and $10,694,000 represents growth throughout the rest of the franchise. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include time deposits through the CDARS program, which at year end totaled $14,864,000 for 2019, $22,431,000 for 2018, and $25,838,000 for 2017. Management considers the CDARS deposits the functional, though not regulatory, equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.
Average deposits and rates for the years indicated (dollars in thousands):
Deposits

	Years Ended December 31,
	2019		2018		2017
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest bearing deposits	$537,775	—%	$421,527	—%	$392,663	—%
Interest bearing accounts:
NOW accounts	$307,329	0.12%	$234,857	0.02%	$217,833	0.02%
Money market	445,505	1.18	393,321	0.89	335,085	0.50
Savings	166,842	0.17	132,182	0.03	125,157	0.03
Time	457,746	1.58	374,152	1.20	383,444	1.05
Total interest bearing deposits	$1,377,422	0.95%	$1,134,512	0.71%	$1,061,519	0.55%
Average total deposits	$1,915,197	0.68%	$1,556,039	0.52%	$1,454,182	0.40%
Certificates of Deposit of $100,000 or More
Certificates of deposit at December 31, 2019 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2019
3 months or less	$53,493
Over 3 through 6 months	35,631
Over 6 through 12 months	85,368
Over 12 months	162,086
Total	$336,578

Certificates of Deposit of $250,000 or More
Certificates of deposit at December 31, 2019 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2019
3 months or less	$35,219
Over 3 through 6 months	18,332
Over 6 through 12 months	52,633
Over 12 months	94,528
Total	$200,712
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, subordinated debt acquired in the HomeTown merger, and trust preferred capital notes. Additionally, on August 21, 2019, the Company secured a $3,000,000 line of credit with a regional commercial bank at 0.25% under Prime maturing August 21, 2020. Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily. The Company considers these accounts to be a stable and low cost source of funds. The securities underlying these agreements remain under the Company's control. Refer to Notes 12, 13 and 14 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.
The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):
Short-Term Borrowings

	As of December 31,
	2019	2018

Customer repurchase agreements	$40,475	$35,243

Weighted interest rate	1.40%	1.67%

Average for the year ended:
Outstanding	$41,890	$19,550
Interest rate	1.54%	0.95%

Maximum month-end outstanding	$42,986	$39,157
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2019, the Bank's public deposits totaled $256,984,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2019, the Company had $170,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.
Shareholders' Equity
The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.
Shareholders' equity was $320,258,000 at December 31, 2019 and $222,542,000 at December 31, 2018.
The Company declared and paid quarterly dividends totaling $1.04 per share for 2019, $1.00 per share for 2018, and $0.96 per share for 2017. Cash dividends in 2019 totaled $10,965,000 and represented a 52.4% payout of 2019 net income, compared to a 38.5% payout in 2018, and a 55.0% payout in 2017.
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
On August 28, 2018, the FRB issued an interim final rule required by the EGRRCPA that expands the applicability of the FRB’s SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules.
On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework will first be available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do not currently expect to opt into the CBLR framework.
The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.56%	12.55%	11.50%	11.77%	12.88%
Tier 1 capital ratio	12.98%	14.46%	13.42%	13.83%	15.23%
Total capital ratio	14.04%	15.35%	14.39%	14.81%	16.34%

Leverage Capital Ratios:
Tier 1 leverage ratio	10.75%	11.62%	10.95%	11.67%	12.05%
Management believes the Company is in compliance with all regulatory capital requirements applicable to it and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2019 and 2018.
Stock Repurchase Programs
On January 19, 2018 the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two year period that ended on December 31, 2019.
In 2019, the Company repurchased 85,868 shares at an average cost of $36.64 per share, for a total cost of $3,146,000. The Company did not repurchase any shares in 2018.
On December 19, 2019, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 400,000 shares of the Company's common stock through December 31, 2020.

CONTRACTUAL OBLIGATIONS
The following items are contractual obligations of the Company as of December 31, 2019 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$471,770	$242,784	$177,098	$47,576	$4,312
Repurchase agreements	40,475	40,475	—	—	—
Operating leases	6,160	959	1,863	1,316	2,022
Subordinated debt	7,517	—	—	—	7,517
Junior subordinated debt	28,029	—	—	—	28,029
OFF-BALANCE SHEET ACTIVITIES
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries. Refer to Note 14 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of junior subordinated debt. Off-balance sheet transactions were as follows as of the dates indicated (dollars in thousands):

	December 31,
Off-Balance Sheet Commitments	2019	2018

Commitments to extend credit	$557,364	$362,586
Standby letters of credit	13,611	15,555
Mortgage loan rate-lock commitments	10,791	9,710
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$18,096	$25,211	$24,958	$24,590	$92,855
Interest expense	3,028	4,222	4,336	4,142	15,728

Net interest income	15,068	20,989	20,622	20,448	77,127
Provision for (recovery of) loan losses	16	(10)	(12)	462	456
Net interest income after provision for loan losses	15,052	20,999	20,634	19,986	76,671

Noninterest income	3,451	3,682	4,171	3,866	15,170
Noninterest expense	10,929	26,316	13,792	15,037	66,074

Income before income taxes	7,574	(1,635)	11,013	8,815	25,767
Income taxes	1,571	(405)	2,321	1,374	4,861
Net income	$6,003	$(1,230)	$8,692	$7,441	$20,906

Per common share:
Net income - basic	$0.69	$(0.11)	$0.78	$0.67	$1.99
Net income - diluted	0.69	(0.11)	0.78	0.67	1.98
Cash dividends	0.25	0.25	0.27	0.27	1.04

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$16,668	$16,992	$17,217	$17,891	$68,768
Interest expense	2,125	2,204	2,466	2,879	9,674

Net interest income	14,543	14,788	14,751	15,012	59,094
Provision for (recovery of) loan losses	(44)	(30)	(23)	(6)	(103)
Net interest income after provision for loan losses	14,587	14,818	14,774	15,018	59,197

Noninterest income	3,333	3,563	3,380	2,998	13,274
Noninterest expense	10,702	11,002	10,904	11,638	44,246

Income before income taxes	7,218	7,379	7,250	6,378	28,225
Income taxes	1,406	1,399	1,465	1,376	5,646
Net income	$5,812	$5,980	$5,785	$5,002	$22,579

Per common share:
Net income - basic	$0.67	$0.69	$0.66	$0.57	$2.60
Net income - diluted	0.67	0.69	0.66	0.57	2.59
Cash dividends	0.25	0.25	0.25	0.25	1.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated March 9, 2020 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 9, 2020

American National Bankshares Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(Dollars in thousands, except per share data)

ASSETS	2019	2018
Cash and due from banks	$32,505	$29,587
Interest-bearing deposits in other banks	47,077	34,668

Equity securities, at fair value	—	1,830
Securities available for sale, at fair value	379,195	332,653
Restricted stock, at cost	8,630	5,247
Loans held for sale	2,027	640

Loans, net of unearned income	1,830,815	1,357,476
Less allowance for loan losses	(13,152)	(12,805)
Net loans	1,817,663	1,344,671

Premises and equipment, net	39,848	26,675
Other real estate owned, net of valuation allowance of $153 in 2019 and $109 in 2018	1,308	869
Goodwill	84,002	43,872
Core deposit intangibles, net	7,728	926
Bank owned life insurance	27,817	18,941
Accrued interest receivable and other assets	30,750	22,287
Total assets	$2,478,550	$1,862,866

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$578,606	$435,828
Demand deposits -- interest bearing	328,015	234,621
Money market deposits	504,651	401,461
Savings deposits	177,505	132,360
Time deposits	471,770	361,957
Total deposits	2,060,547	1,566,227

Customer repurchase agreements	40,475	35,243
Subordinated debt	7,517	—
Junior subordinated debt	28,029	27,927
Accrued interest payable and other liabilities	21,724	10,927
Total liabilities	2,158,292	1,640,324

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 11,071,540 shares outstanding at December 31, 2019 and 8,720,337 shares outstanding at December 31, 2018	11,019	8,668
Capital in excess of par value	158,244	78,172
Retained earnings	151,478	141,537
Accumulated other comprehensive loss, net	(483)	(5,835)
Total shareholders' equity	320,258	222,542
Total liabilities and shareholders' equity	$2,478,550	$1,862,866
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands, except per share data)

	2019	2018	2017
Interest and Dividend Income:
Interest and fees on loans	$82,684	$59,966	$55,276
Interest and dividends on securities:
Taxable	7,682	6,106	4,666
Tax-exempt	777	1,502	2,043
Dividends	451	321	319
Other interest income	1,261	873	734
Total interest and dividend income	92,855	68,768	63,038
Interest Expense:
Interest on deposits	13,143	8,086	5,794
Interest on short-term borrowings	650	186	173
Interest on long-term borrowings	14	—	296
Interest on subordinated debt	367	—	—
Interest on junior subordinated debt	1,554	1,402	1,028
Total interest expense	15,728	9,674	7,291
Net Interest Income	77,127	59,094	55,747
Provision for (recovery of) loan losses	456	(103)	1,016
Net Interest Income after Provision for (Recovery of) Loan Losses	76,671	59,197	54,731
Noninterest Income:
Trust fees	3,847	3,783	3,926
Service charges on deposit accounts	2,866	2,455	2,426
Other fees and commissions	3,693	2,637	2,471
Mortgage banking income	2,439	1,862	2,208
Securities gains, net	607	123	812
Brokerage fees	721	795	829
Income from Small Business Investment Companies	211	637	236
Gains (losses) on premises and equipment, net	(427)	60	344
Other	1,213	922	975
Total noninterest income	15,170	13,274	14,227
Noninterest Expense:
Salaries	24,672	20,509	19,829
Employee benefits	5,343	4,370	4,274
Occupancy and equipment	5,417	4,378	4,487
FDIC assessment	119	537	538
Bank franchise tax	1,644	1,054	1,072
Core deposit intangible amortization	1,398	265	528
Data processing	2,567	1,691	2,014
Software	1,295	1,279	1,144
Other real estate owned, net	31	122	303
Merger related expenses	11,782	872	—
Other	11,806	9,169	8,694
Total noninterest expense	66,074	44,246	42,883
Income Before Income Taxes	25,767	28,225	26,075
Income Taxes	4,861	5,646	10,826
Net Income	$20,906	$22,579	$15,249
Net Income Per Common Share:
Basic	$1.99	$2.60	$1.76
Diluted	$1.98	$2.59	$1.76
Average Common Shares Outstanding:
Basic	10,531,572	8,698,014	8,641,717
Diluted	10,541,337	8,708,462	8,660,628
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$20,906	$22,579	$15,249

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	9,095	(3,209)	35
Tax effect	(2,005)	745	(12)

Reclassification adjustment for gain on sale or call of securities	(274)	(81)	(812)
Tax effect	59	18	284

Unrealized losses on cash flow hedges	(1,854)	(804)	—
Tax effect	394	180	—

Change in unfunded pension liability	(64)	1,291	(234)
Tax effect	1	(249)	82

Other comprehensive income (loss)	5,352	(2,109)	(657)

Comprehensive income	$26,258	$20,470	$14,592
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	15,249	—	15,249
Other comprehensive loss	—	—	—	(657)	(657)
Reclass "stranded" tax effects from tax rate change	—	—	545	(545)	—
Stock options exercised (4,950 shares)	5	108	—	—	113
Vesting of restricted stock (8,116 shares)	8	(8)	—	—	—
Equity based compensation (27,546 shares)	13	1,003	—	—	1,016
Cash dividends paid, $0.97 per share	—	—	(8,384)	—	(8,384)

Balance, December 31, 2017	8,604	76,179	127,010	(3,076)	208,717

Net income	—	—	22,579	—	22,579
Other comprehensive loss	—	—	—	(2,109)	(2,109)
Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—
Stock options exercised (35,310 shares)	35	826	—	—	861
Vesting of restricted stock (12,712 shares)	13	(13)	—	—	—
Equity based compensation (34,480 shares)	16	1,180	—	—	1,196
Cash dividends paid, $1.00 per share	—	—	(8,702)	—	(8,702)

Balance, December 31, 2018	8,668	78,172	141,537	(5,835)	222,542

Net income	—	—	20,906	—	20,906
Other comprehensive income	—	—	—	5,352	5,352
Issuance of common stock (2,361,686 shares)	2,362	80,108	—	—	82,470
Issuance of replacement options/restricted stock	—	870	—	—	870
Stock repurchased (85,868 shares)	(86)	(3,060)	—	—	(3,146)
Stock options exercised (37,104 shares)	37	651	—	—	688
Vesting of restricted stock (21,747 shares)	22	(22)	—	—	—
Equity based compensation (38,281 shares)	16	1,525	—	—	1,541
Cash dividends paid, $1.04 per share	—	—	(10,965)	—	(10,965)
Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$20,906	$22,579	$15,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	456	(103)	1,016
Depreciation	2,064	1,775	1,877
Net accretion of acquisition accounting adjustments	(3,387)	(1,288)	(2,114)
Core deposit intangible amortization	1,398	265	528
Net amortization of securities	1,100	1,617	1,831
Net gain on sale or call of securities available for sale	(274)	(81)	(812)
Net change in fair value of equity securities	(333)	(42)	—
Gain on sale of loans held for sale	(2,439)	(1,862)	(1,765)
Proceeds from sales of loans held for sale	103,760	80,600	92,733
Originations of loans held for sale	(102,708)	(77,739)	(86,611)
Net (gain) loss on other real estate owned	(120)	14	22
Valuation allowance on other real estate owned	68	30	143
Net (gain) loss on sale of premises and equipment	427	(60)	(344)
Equity based compensation expense	1,541	1,196	1,016
Net change in bank owned life insurance	(630)	(481)	(297)
Deferred income tax expense	1,068	556	3,471
Net change in interest receivable	980	(218)	(148)
Net change in other assets	10,157	(100)	(379)
Net change in interest payable	(574)	121	51
Net change in other liabilities	(780)	723	284
Net cash provided by operating activities	32,680	27,502	25,751

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	445	431	—
Proceeds from sales of securities available for sale	29,878	57,607	55,903
Proceeds from maturities, calls and paydowns of securities available for sale	123,915	30,607	52,397
Purchases of securities available for sale	(155,746)	(106,575)	(84,931)
Net change in restricted stock	(795)	863	114
Net increase in loans	(26,257)	(21,256)	(170,515)
Proceeds from sale of premises and equipment	—	234	653
Purchases of premises and equipment	(3,555)	(2,723)	(2,648)
Proceeds from sales of other real estate owned	1,289	911	1,171
Cash paid in bank acquisition	(27)	—	—
Cash acquired in bank acquisition	26,283	—	—
Net cash used in investing activities	(4,570)	(39,901)	(147,856)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	41,968	53,202	159,283
Net change in time deposits	(30,899)	(21,701)	4,803
Net change in customer repurchase agreements	5,232	24,517	(28,440)
Net change in other short-term borrowings	(14,883)	(24,000)	4,000
Net change in long-term borrowings	(778)	—	(10,000)
Common stock dividends paid	(10,965)	(8,702)	(8,384)
Repurchase of common stock	(3,146)	—	—
Proceeds from exercise of stock options	688	861	113
Net cash (used in) provided by financing activities	(12,783)	24,177	121,375

Net Increase (Decrease) in Cash and Cash Equivalents	15,327	11,778	(730)

Cash and Cash Equivalents at Beginning of Period	64,255	52,477	53,207

Cash and Cash Equivalents at End of Period	$79,582	$64,255	$52,477
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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
In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation ("MidCarolina"), the Company assumed liabilities of MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 14 for further details concerning these entities.
All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 14.
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
Equity securities with readily determinable fair values that are not held for trading are carried at fair value with the unrealized gains and losses included in noninterest income.
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
Substandard and doubtful risk graded commercial, commercial real estate, and construction loans are reviewed for impairment. All troubled debt restructurings ("TDRs"), regardless of dollar amount, are also evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
In connection with mergers, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Company does not expect to collect all contractual payments.  These purchased credit impaired loans are accounted for in accordance with Accounting Standards Codification ("ASC") 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.
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
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR.  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $1,058,000 in loans classified as TDRs as of December 31, 2019 and $1,090,000 as of December 31, 2018.
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
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2019, 2018, or 2017.
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
Bank Owned Life Insurance
In connection with mergers, the Company has acquired bank owned life insurance ("BOLI"). The asset is reflected as the cash surrender value of the policies as provided by the insurer on a monthly basis.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2019 and 2018.
Stock-Based Compensation
Stock compensation accounting guidance ASC 718, Compensation - Stock Compensation, requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred, and were $473,000, $365,000, and $352,000 in 2019, 2018, and 2017, respectively.
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
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases.") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements."). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted the standard using the additional (and optional) transition method. The effect of adopting this standard on January 1, 2019 was an approximately $4.4 million increase in assets and liabilities on the Company's consolidated balance sheet.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities that qualify as smaller reporting companies under U.S. Securities and Exchange Commission ("SEC") rules, including the Company, the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has elected to defer adoption of ASU 2016-13 until January 1, 2023. The Company has implemented a program for the new standard and is running concurrent models with the assistance of an outside vendor. We will update both models quarterly until the required implementation. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers must adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group meetings. The effective date of each of the amendments depends on the adoption date of ASU 2016-1, ASU 2016-03, and ASU 2017-12. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.
In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. "Expected recoveries" describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers' application of certain income tax-related guidance. This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.
Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.
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
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other.

The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Consideration Paid:
Common shares issued (2,361,686)	$82,470
Issuance of replacement stock options/restricted stock	753
Cash paid in lieu of fractional shares	27
Value of consideration	83,250

Assets acquired:
Cash and cash equivalents	26,283
Investment securities	34,876
Restricted stock	2,588
Loans	444,324
Premises and equipment	12,554
Deferred income taxes	2,960
Core deposit intangible	8,200
Other real estate owned	1,442
Banked owned life insurance	8,246
Other assets	14,244
Total assets	555,717

Liabilities assumed:
Deposits	483,626
Short-term FHLB advances	14,883
Long-term FHLB advances	778
Subordinated debt	7,530
Other liabilities	5,780
Total liabilities	512,597
Net assets acquired	43,120
Goodwill resulting from merger with HomeTown	$40,130
The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-Q for the quarterly period ended September 30, 2019 (dollars in thousands):

Goodwill at September 30, 2019	$40,761
Effect of adjustments to deferred income taxes	(631)
Goodwill at December 31, 2019	$40,130
The decrease in goodwill made during the fourth quarter of 2019 was due to a revaluation of deferred income taxes after the filing of HomeTown's final income tax return.
The acquired loans were recorded at fair value at the acquisition date without carryover of HomeTown's previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans) and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about expected cash flows that existed as of the acquisition date, management will adjust fair values in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired), and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs (acquired performing).
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
Direct costs related to the acquisition were expensed as incurred. During the year ended December 31, 2019, the Company incurred $11.8 million in merger and acquisition integration expenses related to the merger, including $9.1 million in data processing termination and conversion costs, $1.7 million in legal and professional fees, $0.4 million in salary related expense, and $0.6 million in other noninterest expenses. The majority of these expenses were related to integration and are deductible for tax purposes.
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

	Pro forma Years Ended December 31,
	2019	2018
Total revenues (1)	$95,178	$98,232
Net income	$29,841	$27,974
Earnings per share	$2.70	$2.52
(1) Includes net interest income and noninterest income.
Note 3 – Restrictions on Cash
The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement with the Federal Reserve Bank of Richmond was $14.4 million and $3.0 million at December 31, 2019 and 2018, respectively. The required balance to be maintained with the Federal Reserve Bank of Richmond was $2.6 million and zero at December 31, 2019 and December 31, 2018, respectively.
The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2019 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $678,000.

Note 4 - Securities
The amortized cost and estimated fair value of investments in securities at December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$14,992	$—	$5	$14,987
Federal agencies and GSEs	126,829	1,504	219	128,114
Mortgage-backed and CMOs	182,732	1,901	393	184,240
State and municipal	41,427	769	42	42,154
Corporate	9,514	186	—	9,700
Total securities available for sale	$375,494	$4,360	$659	$379,195
The Company adopted ASU 2016-01 effective January 1, 2018 and had no equity securities at December 31, 2019 and recognized in income $333,000 of unrealized holding gains during 2019. During the year ended December 31, 2019, the Company sold $445,000 in equity securities at fair value.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$137,070	$442	$3,473	$134,039
Mortgage-backed and CMOs	113,883	385	2,401	111,867
State and municipal	80,022	411	531	79,902
Corporate	6,799	68	22	6,845
Total securities available for sale	$337,774	$1,306	$6,427	$332,653
The amortized cost and estimated fair value of investments in debt securities at December 31, 2019, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$41,234	$41,207
Due after one year through five years	51,039	51,814
Due after five years through ten years	56,537	57,763
Due after ten years	43,952	44,171
Mortgage-backed and CMOs	182,732	184,240
	$375,494	$379,195

Gross realized gains and losses on and the proceeds from the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Gross realized gains	$328	$342	$825
Gross realized losses	(54)	(261)	(13)
Proceeds from sales of securities	29,878	57,607	55,903
Securities with a carrying value of approximately $179,852,000 and $143,064,000 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. FHLB letters of credit were used as additional collateral in the amounts of $170,000,000 at December 31, 2019 and $190,250,000 at December 31, 2018.
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$14,987	$5	$14,987	$5	$—	$—
Federal agencies and GSEs	69,095	219	31,779	44	37,316	175
Mortgage-backed and CMOs	89,391	393	66,324	266	23,067	127
State and municipal	4,262	42	3,108	37	1,154	5
Total	$177,735	$659	$116,198	$352	$61,537	$307
U.S. Treasury: The unrealized loss associated with one U.S. Treasury bill is due to normal market fluctuations. The contractual cash flows of this investment are guaranteed by the U.S. Government. Accordingly, it is expected that this security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2019.
Federal agencies and GSEs: The unrealized losses on the Company's investment in 26 government sponsored entities ("GSEs") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.
Mortgage-backed securities: The unrealized losses on the Company's investment in 32 GSE mortgage-backed securities were caused by interest rate increases. Fifteen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") is due to normal market fluctuations. This one security has been in an unrealized loss position for 12 months or more. The contractual cash flows of this investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that this security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2019.
State and municipal securities:  The unrealized losses on six state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's consolidated balance sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $6,415,000 and $3,621,000 as of December 31, 2019 and 2018, respectively, and FHLB stock in the amount of $2,215,000 and $1,626,000 as of December 31, 2019 and 2018, respectively.
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
Other-Than-Temporary-Impaired Securities
As of December 31, 2019 and 2018, there were no securities classified as other-than-temporary impaired.
Note 5 – Loans
Loans, excluding loans held for sale, at December 31, 2019 and 2018 were comprised of the following (dollars in thousands):

	December 31,
	2019	2018
Commercial	$339,077	$285,972
Commercial real estate:
Construction and land development	137,920	97,240
Commercial real estate	899,199	655,800
Residential real estate:
Residential	324,315	209,438
Home equity	119,423	103,933
Consumer	10,881	5,093
Total loans, net of unearned income	$1,830,815	$1,357,476
Net deferred loan (fees) costs included in the above loan categories are $1,197,000 for 2019 and $720,000 for 2018.

Overdraft deposits were reclassified to consumer loans in the amount of $134,000 and $127,000 for 2019 and 2018, respectively.
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Outstanding principal balance	$393,618	$63,619
Carrying amount	377,130	58,886
The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Outstanding principal balance	$53,600	$24,500
Carrying amount	43,028	20,611

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	2017
Balance at January 1	$4,633	$4,890	$6,103
Additions from merger with HomeTown	4,410	—	—
Accretion	(3,304)	(2,362)	(3,117)
Reclassification from nonaccretable difference	736	956	1,006
Other changes, net	1,418	1,149	898
Balance at December 31	$7,893	$4,633	$4,890
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$325	$163	$52	$857	$1,397	$337,680	$339,077
Commercial real estate:
Construction and land development	58	—	—	11	69	137,851	137,920
Commercial real estate	217	434	—	274	925	898,274	899,199
Residential:
Residential	639	260	282	685	1,866	322,449	324,315
Home equity	49	90	27	113	279	119,144	119,423
Consumer	73	13	—	4	90	10,791	10,881
Total	$1,361	$960	$361	$1,944	$4,626	$1,826,189	$1,830,815

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$20	$—	$—	$83	$103	$285,869	$285,972
Commercial real estate:
Construction and land development	—	—	—	27	27	97,213	97,240
Commercial real estate	42	—	—	197	239	655,561	655,800
Residential:
Residential	456	157	72	659	1,344	208,094	209,438
Home equity	126	—	—	124	250	103,683	103,933
Consumer	21	3	—	—	24	5,069	5,093
Total	$665	$160	$72	$1,090	$1,987	$1,355,489	$1,357,476

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2019 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$49	$49	$—	$16	$5
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	502	500	—	424	39
Residential:
Residential	611	612	—	652	38
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$1,203	$1,202	$—	$1,137	$88
With a related allowance recorded:
Commercial	$735	$730	$204	$191	$41
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential
Residential	254	254	26	225	16
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$989	$984	$230	$416	$57
Total:
Commercial	$784	$779	$204	$207	$46
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	502	500	—	424	39
Residential:
Residential	865	866	26	877	54
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$2,192	$2,186	$230	$1,553	$145
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

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2019, 2018, and 2017, included in the impaired loan balances (dollars in thousands):

Loans Modified as TDRs for the Year Ended December 31, 2019
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
All loans modified as TDRs during the years ended December 31, 2019, 2018, and 2017 were structure modifications. The impact on the allowance for loan losses for the residential real estate loan modified as a TDR in 2019 was $24,000. There was no impact on the allowance for loan losses for the residential real estate loans modified as TDRs in 2018 and 2017. In 2017, the impact on the allowance for loan losses for loans modified as TDRs in the commercial and home equity segments was $137,000 and $1,000, respectively.
During the years ended December 31, 2019 and 2018, the Company had no loans that subsequently defaulted within twelve months of modification. During the year ended December 31, 2017, there were three commercial loans with a total recorded investment of $109,000 and one residential real estate loan with a recorded investment of $143,000 that defaulted within twelve months of modification. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

The Company had $161,000 and $112,000 in residential real estate loans in the process of foreclosure and $285,000 and $719,000 in residential OREO at December 31, 2019 and December 31, 2018, respectively.
Risk Ratings
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2019 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$328,488	$130,694	$860,615	$316,454	$118,960
Special Mention	8,710	4,133	22,117	4,370	—
Substandard	1,879	3,093	16,467	3,491	463
Doubtful	—	—	—	—	—
Total	$339,077	$137,920	$899,199	$324,315	$119,423
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$10,877
Nonperforming	4
Total	$10,881
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
Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2019, are presented below (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Allowance for Loan Losses
Balance, beginning of year	$12,805	$13,603	$12,801
Provision for (recovery of) loan losses	456	(103)	1,016
Charge-offs	(333)	(1,020)	(690)
Recoveries	224	325	476
Balance, end of year	$13,152	$12,805	$13,603

	Years Ended December 31,
	2019	2018	2017
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$217	$206	$203
Provision for unfunded commitments	112	11	3
Charge-offs	—	—	—
Balance, end of year	$329	$217	$206

The reserve for unfunded loan commitments is included in other liabilities, and the provision for unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2019 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018	$2,537	$7,246	$2,977	$45	$12,805
Charge-offs	(12)	(6)	(70)	(245)	(333)
Recoveries	13	9	58	144	224
Provision	119	167	58	112	456
Balance at December 31, 2019	$2,657	$7,416	$3,023	$56	$13,152

Balance at December 31, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$204	$—	$26	$—	$230
Collectively evaluated for impairment	2,448	7,386	2,794	56	12,684
Purchased credit impaired loans	5	30	203	—	238
Total	$2,657	$7,416	$3,023	$56	$13,152

Loans
Individually evaluated for impairment	$784	$502	$906	$—	$2,192
Collectively evaluated for impairment	337,312	1,004,296	433,121	10,866	1,785,595
Purchased credit impaired loans	981	32,321	9,711	15	43,028
Total	$339,077	$1,037,119	$443,738	$10,881	$1,830,815
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
Note 7 – Premises and Equipment
Major classifications of premises and equipment at December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

	December 31,
	2019	2018
Land	$10,421	$6,509
Buildings	36,247	28,075
Leasehold improvements	1,469	1,011
Furniture and equipment	17,695	17,521
	65,832	53,116
Accumulated depreciation	(25,984)	(26,441)
Premises and equipment, net	$39,848	$26,675
Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $2,064,000, $1,775,000, and $1,877,000, respectively.

Note 8 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2019, 2018, or 2017.
Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the MainStreet Bankshares, Inc. acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown in April 2019 were $8,200,000 and are being amortized on an accelerated basis over 120 months.
The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2019, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2018	$43,872	$926
Additions	40,130	8,200
Amortization	—	(1,398)
Balance at December 31, 2019	$84,002	$7,728

Goodwill and intangible assets at December 31, 2019 and 2018 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2019
Core deposit intangibles	$19,708	$(11,980)	$7,728
Goodwill	84,002	—	84,002

December 31, 2018
Core deposit intangibles	$11,508	$(10,582)	$926
Goodwill	43,872	—	43,872
Amortization expense of core deposit intangibles for the years ended December 31, 2019, 2018, and 2017 was $1,398,000, $265,000, and $528,000, respectively.  As of December 31, 2019, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2020	$1,637
2021	1,464
2022	1,260
2023	1,069
2024	800
2025 and after	1,498
Total	$7,728
Note 9 – Leases
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
The Company's long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
The following tables present information about the Company's leases as of and for the year ended December 31, 2019 (dollars in thousands):

December 31, 2019
Lease liabilities	$5,369
Right-of-use assets	$5,340
Weighted average remaining lease term	8.17 years
Weighted average discount rate	3.21%

Year Ended December 31, 2019
Lease cost
Operating lease cost	$1,040
Short-term lease cost	3
Total lease cost	$1,043

Cash paid for amounts included in the measurement of lease liabilities	$1,013
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2019
2020	$959
2021	943
2022	920
2023	817
2024	499
2025 and after	2,022
Total undiscounted cash flows	$6,160
Discount	(791)
Lease liabilities	$5,369
Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2019, 2018, and 2017 was $1,187,000, $919,000, and $961,000, respectively. The amounts recognized in lease expense include insurance, property taxes, and common area maintenance.
Note 10 - Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 was $200,712,000 and $159,996,000, respectively.
At December 31, 2019, the scheduled maturities and amounts of certificates of deposits (included in "time" deposits on the consolidated balance sheet) were as follows (dollars in thousands):

Year	Amount
2020	$242,784
2021	127,672
2022	49,426
2023	31,401
2024	16,175
2025 and after	4,312
Total	$471,770
There were no brokered time deposits at December 31, 2019 or December 31, 2018. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $14,864,000 at December 31, 2019 compared to $22,431,000 at December 31, 2018. Deposits through the CDARS program are generated from major customers with substantial relationships with the Bank.

Note 11 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, federal funds purchased, and a promissory note. The Company has federal funds lines of credit established with one correspondent bank in the amount of $15,000,000 and another correspondent bank in the amount of $10,000,000, and additionally, has access to the Federal Reserve Bank of Richmond's discount window. On August 21, 2019, the Company secured a $3,000,000 line of credit with a regional commercial bank at 0.25% under Prime maturing August 21, 2020. There were no outstanding borrowings on this line at December 31, 2019. The Company paid $4,000 in interest on this line during 2019. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$40,475	1.40%	$35,243	1.67%
Note 12 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2019, $846,767,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
There were no long-term borrowings as of December 31, 2019 or 2018.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2019, the Bank's public deposits totaled $256,984,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2019, the Company had $170,000,000 in letters of credit with the FHLB outstanding as well as $126,814,000 in agency, state, and municipal securities to provide collateral for such deposits.
Note 13 – Subordinated Debt
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
The carrying value of the subordinated debt includes a fair value adjustment of $17,000 at December 31, 2019. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through December 30, 2020.

Note 14 – Junior Subordinated Debt
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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2019	2018
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619
MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,433	4,377
MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	2,977	2,931
				$28,029	$27,927
The principal amounts reflected for the MidCarolina Trusts as of December 31, 2019 and 2018, are net of fair value marks of $722,000 and $632,000, respectively. The original fair value marks of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 15 - Derivative Financial Instruments and Hedging Activities
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

(Dollars in thousands)	December 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,658	$3,450

(Dollars in thousands)	December 31, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$804	$650
In addition, the Company has commitments to fund certain mortgage loans (interest rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors which are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of change in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.
Note 16 – Stock-Based Compensation
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

A summary of stock option transactions for the year ended December 31, 2019 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	13,200	$21.97
Replacement stock options	40,753	16.63
Granted	—	—
Exercised	(37,104)	18.53
Forfeited	(2,075)	16.63
Expired	(830)	16.63
Outstanding at December 31, 2019	13,944	$16.63	4.97 years	$320
Exercisable at December 31, 2019	13,944	$16.63	4.97 years	$320
The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2019.  This amount changes based on changes in the fair value of the Company's common stock.
The total proceeds of the in-the-money options exercised during the years ended December 31, 2019, 2018, and 2017 were $688,000, $861,000, and $113,000, respectively.  Total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $616,000, $732,000, and $287,000, respectively.
In connection with the HomeTown acquisition, there was $147,000 in recognized stock compensation expense attributable to outstanding stock options in the year ended December 31, 2019. There was no recognized stock compensation expense attributable to outstanding stock options in 2018 and 2017. As of December 31, 2019, 2018, and 2017, there was no unrecognized compensation expense attributable to the outstanding stock options.
The following table summarizes information related to stock options outstanding on December 31, 2019:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.01 to $20.00	13,944	4.97 years	$16.63
No stock options were granted in 2019, 2018 and 2017.

Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2019 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2019 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2018	52,798	$31.71
Replacement stock awards	7,137	27.28
Granted	22,274	32.79
Vested	(23,572)	23.70
Forfeited	(1,366)	33.22
Nonvested at December 31, 2019	57,271	34.84
As of December 31, 2019, 2018, and 2017, there was $751,000, $647,000, and $538,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan.  This cost is expected to be recognized over the next 12 to 36 months.  The share based compensation expense for nonvested restricted stock was $915,000, $610,000, and $532,000 during 2019, 2018, and 2017, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received quarterly in the form of immediately vested, but restricted stock, with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2019, 12 of the 13 outside directors elected to receive stock in lieu of cash for either all of part of their retainer or meeting fees. Only outside directors receive board fees. The Company issued 17,373, 15,471 and 13,093 shares and recognized share based compensation expense of $626,000, $586,000, and $484,000 during 2019, 2018 and 2017, respectively.
Note 17 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2016.

The components of the Company's net deferred tax assets were as follows (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,841	$2,868
Nonaccrual loan interest	490	460
Other real estate owned valuation allowance	120	69
Deferred compensation	1,184	832
Net unrealized losses on securities	—	1,147
Acquisition accounting adjustments	3,670	734
Accrued pension liability	50	36
NOL Carryforward	456	—
Net unrealized loss on cash flow hedges	573	180
Other	601	420
Total deferred tax assets	9,985	6,746

Deferred tax liabilities:
Depreciation	1,079	759
Accretion of discounts on securities	—	24
Core deposit intangibles	1,669	208
Net unrealized gains on securities	799	—
Other	574	238
Total deferred tax liabilities	4,121	1,229
Net deferred tax assets	$5,864	$5,517
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Current tax expense	$3,793	$5,090	$7,355
Deferred tax expense	1,068	556	724
Deferred tax asset adjustment for tax rate change	—	—	2,747
Total income tax expense	$4,861	$5,646	$10,826
A reconcilement of the "expected" federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Expected federal tax expense	$5,411	$5,927	$9,126
Tax impact from enacted change in tax rate	—	—	2,747
Nondeductible interest expense	67	69	85
Tax-exempt interest	(478)	(504)	(949)
State income taxes	149	337	296
Other, net	(288)	(183)	(479)
Total income tax expense	$4,861	$5,646	$10,826
Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $2,747,000, recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017 (the "Tax Reform Act"). The Tax Reform Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018.

Note 18 – Earnings Per Common Share
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

	Years Ended December 31,
	2019		2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,531,572	$1.99	8,698,014	$2.60	8,641,717	$1.76
Effect of dilutive securities - stock options	9,765	(0.01)	10,448	(0.01)	18,911	—
Diluted earnings per share	10,541,337	$1.98	8,708,462	$2.59	8,660,628	$1.76
Outstanding stock options on common stock, which were not included in computing diluted earnings per share in 2019, 2018, and 2017 because their effects were anti-dilutive, were zero shares for 2019 and 2018, and 330 shares for 2017.
Note 19 – Off-Balance Sheet Activities
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
The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2019 and 2018 (dollars in thousands):

	December 31,
	2019	2018
Commitments to extend credit	$557,364	$362,586
Standby letters of credit	13,611	15,555
Mortgage loan rate lock commitments	10,791	9,710
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
At December 31, 2019, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $10,791,000 and loans held for sale of $2,027,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.
Note 20 – Related Party Transactions
In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2019 and 2018, none of these loans was restructured, past due, or on nonaccrual status.
An analysis of these loans for 2019 is as follows (dollars in thousands):

Balance at December 31, 2018	$18,074
Additions	8,421
Repayments	(9,738)
Reclassifications(1)	(7,163)
Balance at December 31, 2019	$9,594
(1) Includes loans to persons no longer affiliated with the Company and therefore not considered related party loans as of period end.
Related party deposits totaled $14,741,000 at December 31, 2019 and $18,280,000 at December 31, 2018.

Note 21 – Employee Benefit Plans
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

	As of and for the Years Ended December 31,
	2019	2018	2017
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$5,812	$8,313	$7,932
Service cost	—	—	—
Interest cost	209	235	237
Actuarial (gain) loss	489	(782)	611
Settlement gain	(236)	(120)	(3)
Benefits paid	(12)	(1,834)	(464)
Projected benefit obligation at end of year	6,262	5,812	8,313

Change in Plan Assets:
Fair value of plan assets at beginning of year	5,653	7,556	7,647
Actual return (loss) on plan assets	498	(69)	373
Benefits paid	(236)	(1,834)	(464)
Fair value of plan assets at end of year	5,915	5,653	7,556

Funded Status at End of Year	$(347)	$(159)	$(757)

Amounts Recognized in the Consolidated Balance Sheets
Other liabilities	$(347)	$(159)	$(757)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$1,658	$1,594	$2,886
Deferred income taxes	(358)	(357)	(606)
Amount recognized	$1,300	$1,237	$2,280

	As of and for the Years Ended December 31,
	2019	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	209	235	237
Expected return on plan assets	(269)	(353)	(353)
Recognized net loss due to settlement	52	540	135
Recognized net actuarial loss	133	272	218
Net periodic benefit cost	$125	$694	$237

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$64	$(1,291)	$234
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$64	$(1,291)	$234

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$189	$(597)	$471

The accumulated benefit obligation as of December 31, 2019, 2018, and 2017 was $6,262,000, $5,812,000, and $8,313,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.
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
Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2019 and 2018:

Asset Category	December 31,
	2019	2018
Fixed Income	61.8%	68.0%
Equity	27.5%	25.2%
Cash and Accrued Income	10.7%	6.8%
Total	100.0%	100.0%
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
The fair value of the Company's pension plan assets at December 31, 2019 and 2018, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2019	Level 1	Level 2	Level 3
Cash	$636	$636	$—	$—
Fixed income securities
Government sponsored entities	1,648	—	1,648	—
Municipal bonds and notes	1,792	—	1,792	—
Corporate bonds and notes	212	—	212	—
Equity securities
U.S. companies	1,385	1,385	—	—
Foreign companies	242	242	—	—
	$5,915	$2,263	$3,652	$—

		Fair Value Measurements at December 31, 2018 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2018	Level 1	Level 2	Level 3
Cash	$359	$359	$—	$—
Fixed income securities
Government sponsored entities	2,119	—	2,119	—
Municipal bonds and notes	1,513	—	1,513	—
Corporate bonds and notes	237	—	237	—
Equity securities
U.S. companies	1,227	1,227	—	—
Foreign companies	198	198	—	—
	$5,653	$1,784	$3,869	$—
Projected benefit payments for the years 2020 to 2029 are as follows (dollars in thousands):

Year	Amount
2020	$496
2021	637
2022	346
2023	960
2024	242
2025 - 2029	3,031
401(k) Plan
The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $932,000, $778,000, and $763,000 to the 401(k) plan in 2019, 2018, and 2017, respectively. These amounts are included in employee benefits expense for the respective years.
Deferred Compensation Arrangements
Prior to 2015, the Company maintained deferred compensation agreements with former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  As of December 31, 2019, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $250,000 and $300,000 at December 31, 2019 and 2018, respectively. The expense for these agreements was $0, $0, and $3,000 for the years ended December 31, 2019, 2018, and 2017, respectively. As a result of acquisitions, the Company has various agreements with current and former employees and executives with balances of $5,235,000 and $3,412,000 at December 31, 2019 and 2018, respectively that accrue through eligibility and are payable upon retirement.
Beginning in 2015, certain named executive officers became eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The contributions charged to salary expense were $158,000, $141,000 and $135,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Incentive Arrangements
The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for this plan was $1,217,000, $1,643,000, and $1,108,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 22 – Fair Value Measurements
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2019 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$14,987	$—	$14,987	$—
Federal agencies and GSEs	128,114	—	128,114	—
Mortgage-backed and CMOs	184,240	—	184,240	—
State and municipal	42,154	—	42,154	—
Corporate	9,700	—	9,700	—
Total securities available for sale	$379,195	$—	$379,195	$—
Liabilities:
Derivative - cash flow hedges	$2,658	$—	$2,658	$—

		Fair Value Measurements at December 31, 2018 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$134,039	$—	$134,039	$—
Mortgage-backed and CMOs	111,867	—	111,867	—
State and municipal	79,902	—	79,902	—
Corporate	6,845	—	6,845	—
Total securities available for sale	$332,653	$—	$332,653	$—
Equity securities	$1,830	$—	$1,830	$—
Liabilities:
Derivative - cash flow hedges	$804	$—	$804	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2019 and 2018. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2019 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,027	$—	$2,027	$—
Impaired loans, net of valuation allowance	759	—	—	759
Other real estate owned, net	1,308	—	—	1,308

		Fair Value Measurements at December 31, 2018 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$640	$—	$640	$—
Impaired loans, net of valuation allowance	171	—	—	171
Other real estate owned, net	869	—	—	869
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2019 and 2018:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
Impaired loans	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%
Other real estate owned	Discounted appraised value	Selling cost	8.00%

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

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,582	$79,582	$—	$—	$79,582
Securities available for sale	379,195	—	379,195	—	379,195
Restricted stock	8,630	—	8,630	—	8,630
Loans held for sale	2,027	—	2,027	—	2,027
Loans, net of allowance	1,817,663	—	—	1,818,655	1,818,655
Bank owned life insurance	27,817	—	27,817	—	27,817
Accrued interest receivable	6,625	—	6,625	—	6,625

Financial Liabilities:
Deposits	$2,060,547	$—	$2,062,823	$—	$2,062,823
Repurchase agreements	40,475	—	40,475	—	40,475
Subordinated debt	7,517	—	8,525	—	8,525
Junior subordinated debt	28,029	—	—	22,697	22,697
Accrued interest payable	1,213	—	1,213	—	1,213
Derivative - cash flow hedges	2,658	—	2,658	—	2,658

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$64,255	$64,255	$—	$—	$64,255
Equity securities	1,830	—	1,830	—	1,830
Securities available for sale	332,653	—	332,653	—	332,653
Restricted stock	5,247	—	5,247	—	5,247
Loans held for sale	640	—	640	—	640
Loans, net of allowance	1,344,671	—	—	1,334,236	1,334,236
Bank owned life insurance	18,941	—	18,941	—	18,941
Accrued interest receivable	5,449	—	5,449	—	5,449

Financial Liabilities:
Deposits	$1,566,227	$—	$1,570,721	$—	$1,570,721
Repurchase agreements	35,243	—	35,243	—	35,243
Junior subordinated debt	27,927	—	—	22,577	22,577
Accrued interest payable	795	—	795	—	795
Derivative - cash flow hedges	804	—	804	—	804

Note 23 – Dividend Restrictions and Regulatory Capital
The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, up to $21,768,000 as of December 31, 2019. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.
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
The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement (the "SBHC Policy Statement"). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act. The minimum capital ratios for the Bank to be considered "well capitalized" are set forth in the table below.
Management believes that as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

	Actual		Required for Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier 1
Company	$228,554	11.56%	$88,968	>7.00%
Bank	243,449	12.38	137,698	>7.00	$127,862	>6.50%

Tier 1 Capital
Company	256,583	12.98	118,624	>8.50
Bank	243,449	12.38	167,205	>8.50	157,369	>8.00

Total Capital
Company	277,581	14.04	158,166	>10.50
Bank	256,930	13.06	206,547	>10.50	196,712	>10.00

Leverage Capital
Company	256,583	10.75	95,514	>4.00
Bank	243,449	10.25	94,972	>4.00	118,715	>5.00

December 31, 2018
Common Equity Tier 1
Company	$183,579	12.55%	$65,843	>6.375%
Bank	198,991	13.68	92,740	>6.375	$94,559	>6.50%

Tier 1 Capital
Company	211,506	14.46	87,791	>7.875
Bank	198,991	13.68	114,561	>7.875	116,380	>8.00

Total Capital
Company	224,528	15.35	117,054	>9.875
Bank	212,013	14.57	143,656	>9.875	145,475	>10.00

Leverage Capital
Company	211,506	11.62	72,817	>4.00
Bank	198,991	10.99	72,422	>4.00	90,528	>5.00
______________________

*	Except with regard to the Company's and the Bank's leverage capital ratio, includes the phased-in portion of the Basel III Capital Rule's capital conservation buffer.
Note 24 – Segment and Related Information
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
Segment information as of and for the years ended December 31, 2019, 2018, and 2017, is shown in the following table (dollars in thousands):

	2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$92,404	$—	$451	$—	$92,855
Interest expense	13,803	—	1,925	—	15,728
Noninterest income	10,230	4,568	372	—	15,170
Income (loss) before income taxes	26,888	2,288	(3,409)	—	25,767
Net income (loss)	21,858	1,856	(2,808)	—	20,906
Depreciation and amortization	3,454	8	—	—	3,462
Total assets	2,464,860	—	358,601	(344,911)	2,478,550
Goodwill	84,002	—	—	—	84,002
Capital expenditures	3,534	21	—	—	3,555

	2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$68,388	$—	$380	$—	$68,768
Interest expense	8,272	—	1,402	—	9,674
Noninterest income	8,619	4,579	76	—	13,274
Income (loss) before income taxes	28,000	2,165	(1,940)	—	28,225
Net income (loss)	22,381	1,731	(1,533)	—	22,579
Depreciation and amortization	2,030	10	—	—	2,040
Total assets	1,853,057	—	251,434	(241,625)	1,862,866
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,723	—	—	—	2,723

	2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$62,697	$—	$341	$—	$63,038
Interest expense	6,263	—	1,028	—	7,291
Noninterest income	9,224	4,756	247	—	14,227
Income (loss) before income taxes	24,828	2,521	(1,274)	—	26,075
Net income (loss)	14,456	1,486	(693)	—	15,249
Depreciation and amortization	2,393	12	—	—	2,405
Total assets	1,806,647	—	236,644	(227,213)	1,816,078
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,637	11	—	—	2,648

Note 25 – Parent Company Financial Information
Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2019	2018
Cash	$11,127	$3,596
Equity securities, at fair value	—	1,830
Securities available for sale, at fair value	8,683	6,361
Investment in subsidiaries	337,983	239,413
Due from subsidiaries	134	170
Other assets	674	64
Total Assets	$358,601	$251,434

Subordinated debt	$7,517	$—
Junior subordinated debt	28,029	27,927
Other liabilities	2,797	965
Shareholders' equity	320,258	222,542
Total Liabilities and Shareholders' Equity	$358,601	$251,434

	Years Ended December 31,
Condensed Statements of Income	2019	2018	2017
Dividends from subsidiary	$25,000	$11,000	$6,000
Other income	823	456	588
Expenses	4,232	2,396	1,862
Income tax benefit	(601)	(407)	(581)
Income before equity in undistributed earnings of subsidiary	22,192	9,467	5,307
Equity in undistributed earnings of subsidiary	(1,286)	13,112	9,942
Net Income	$20,906	$22,579	$15,249

	Years Ended December 31,
Condensed Statements of Cash Flows	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$20,906	$22,579	$15,249
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	—	(221)
Equity in (undistributed) distributions of subsidiary	1,286	(13,112)	(9,942)
Net change in other assets	(382)	(194)	83
Net change in other liabilities	(35)	136	(82)
Net cash provided by operating activities	21,775	9,409	5,087
Cash Flows from Investing Activities:
Purchases of securities available for sale	(2,220)	—	(373)
Sales of equity securities	445	431	—
Sales of securities available for sale	—	—	500
Cash paid in bank acquisition	(27)	—	—
Cash acquired in bank acquisition	981	—	—
Net cash provided by (used in) investing activities	(821)	431	127
Cash Flows from Financing Activities:
Common stock dividends paid	(10,965)	(8,702)	(8,384)
Repurchase of common stock	(3,146)	—	—
Proceeds from exercise of stock options	688	861	113
Net cash used in financing activities	(13,423)	(7,841)	(8,271)
Net increase (decrease) in cash and cash equivalents	7,531	1,999	(3,057)
Cash and cash equivalents at beginning of period	3,596	1,597	4,654
Cash and cash equivalents at end of period	$11,127	$3,596	$1,597
Note 26 – Concentrations of Credit Risk
Substantially all of the Company's loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions and real estate values of the market area.
Loans secured by real estate were $1,480,857,000, or 80.9% of the loan portfolio at December 31, 2019, and $1,066,411,000, or 78.6% of the loan portfolio at December 31, 2018.  Loans secured by commercial real estate represented the largest portion of loans at $899,199,000 at December 31, 2019 and $655,800,000 at December 31, 2018, 49.1% and 48.3%, respectively, of total loans.  There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2019 or 2018.

Note 27 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years Ended December 31,
	2019	2018	2017
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$32,505	$29,587	$28,594
Interest-bearing deposits in other banks	47,077	34,668	23,883
	$79,582	$64,255	$52,477

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$15,310	$9,553	$7,240
Income taxes	4,698	5,056	7,653
Noncash investing and financing activities:
Transfer of loans to other real estate owned	234	599	1,233
Transfer from premises and equipment to other assets	445	—	—
Increase in operating lease right-of-use asset	4,453	—	—
Increase in operating lease liability	4,453	—	—
Unrealized gains (losses) on securities available for sale	8,821	(3,290)	(777)
Unrealized losses on cash flow hedges	(1,854)	(804)	—
Change in unfunded pension liability	(64)	1,291	(234)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	34,876	—	—
Restricted stock	2,588	—	—
Loans	444,324	—	—
Premises and equipment	12,554	—	—
Deferred income taxes	2,960	—	—
Core deposit intangible	8,200	—	—
Other real estate owned	1,442	—	—
Bank owned life insurance	8,246	—	—
Other assets	14,244	—	—

Liabilities assumed:
Deposits	483,626	—	—
Short-term FHLB advances	14,883	—	—
Long-term FHLB advances	778	—	—
Subordinated debt	7,530	—	—
Other liabilities	5,780	—	—

Consideration:
Issuance of common stock	82,470	—	—
Fair value of replacement stock options/restricted stock	753	—	—

Note 28 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at Balance at December 31, 2016	$(150)	$—	$(1,724)	$(1,874)
Net unrealized gains on securities available for sale, net of tax, $12	23	—	—	23
Reclassification adjustment for realized gains on securities, net of tax, $(284)	(528)	—	—	(528)
Change in unfunded pension liability, net of tax, $(82)	—	—	(152)	(152)
Reclassification of "stranded" tax effects from tax rate change	(141)	—	(404)	(545)

Balance at December 31, 2017	(796)	—	(2,280)	(3,076)
Net unrealized losses on securities available for sale, net of tax, $(745)	(2,464)	—	—	(2,464)
Reclassification adjustment for realized gains on securities, net of tax, $(18)	(63)	—	—	(63)
Net unrealized losses on cash flow hedges, net of tax, $(180)	—	(624)	—	(624)
Change in unfunded pension liability, net of tax, $249	—	—	1,042	1,042
Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Balance at December 31, 2018	(3,973)	(624)	(1,238)	(5,835)
Net unrealized gains on securities available for sale, net of tax, $2,005	7,090	—	—	7,090
Reclassification adjustment for realized gains on securities, net of tax, $(59)	(215)	—	—	(215)
Net unrealized losses on cash flow hedges, net of tax, $(394)	—	(1,460)	—	(1,460)
Change in unfunded pension liability, net of tax, $(1)	—	—	(63)	(63)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three Years Ending December 31, 2019

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Years Ended December 31,
	2019	2018	2017
Available for sale securities:
Realized gain on sale of securities	$274	$81	$812	Securities gains, net
	(59)	(18)	(284)	Income taxes
	$215	$63	$528	Net of tax

Reclassification of "stranded" tax effects from tax rate change	—	—	141	(1)

Reclassification for ASU-2016-01 adoption	—	650	—	(2)

Employee benefit plans:
Reclassification of "stranded" tax effects from tax rate change	—	—	404	(1)

Total reclassifications	$215	$713	$1,073
______________________
(1) Reclassification from AOCI to retained earnings for "stranded" tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.
(2) Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2019, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2019.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and Chief Financial Officer

March 9, 2020

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed April 4, 2019

4.1	Description of American National Bankshares Inc.’s Securities	Filed herewith

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and Jeffrey W. Farrar dated August 5, 2019	Exhibit 10.1 on Form 8-K filed August 5, 2019

10.4	Employment Agreement between American National Bankshares Inc. and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.5	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.6	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.7	Employment Agreement between American National Bank and Trust Company and Edward C. Martin dated September 21, 2016	Exhibit 10.1 on Form 8-K filed December 29, 2016

10.8	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.9	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Exhibit 10.8 on Form 10-K filed March 8, 2019

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	Employment Agreement between American National Bank and Trust Company and Susan K. Still dated February 5, 2019	Exhibit 10.1 on Pre-Effective Amendment No. 1 to Form S‑4 filed February 6, 2019

10.11	American National Bankshares Inc. 2008 Stock Incentive Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on April 22, 2008, filed on March 14, 2008

10.12	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

10.13	HomeTown Bank 2005 Stock Option Plan	Exhibit 4.0 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed April 1, 2019

10.14	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company	Exhibit 10.11 on Form 10-K filed March 15, 2016

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2020		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2020.

/s/ Jeffrey V. Haley	Director, President and Chief Executive Officer (principal executive officer)
Jeffrey V. Haley

/s/ Charles H. Majors	Director and Chairman
Charles H. Majors

/s/ Nancy H. Agee	Director	/s/ F. D. Hornaday, III	Director
Nancy H. Agee		F. D. Hornaday, III

/s/ Fred A. Blair	Director	/s/ John H. Love	Director
Fred A. Blair		John H. Love

/s/ Kenneth S. Bowling	Director	/s/ Claude B. Owen, Jr.	Director
Kenneth S. Bowling		Claude B. Owen, Jr.

/s/ Frank C. Crist, Jr.	Director	/s/ Ronda M. Penn	Director
Frank C. Crist, Jr.		Ronda M. Penn

/s/ Tammy M. Finley	Director	/s/ Dan M. Pleasant	Director
Tammy M. Finley		Dan M. Pleasant

/s/ Michael P. Haley	Director	/s/ Joel R. Shepherd	Director
Michael P. Haley		Joel R. Shepherd

/s/ Charles S. Harris	Director	/s/ Susan K. Still	Director
Charles S. Harris		Susan K. Still

/s/ Cathy W. Liles	Senior Vice President and Chief Accounting Officer (principal accounting officer)	/s/ Jeffrey W. Farrar	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)
Cathy W. Liles		Jeffrey W. Farrar