Form 10-Q
period 2020-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2020-05-08
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

(434) 792-5111

(Registrant's telephone number, including area code)

(Not applicable)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At May 1, 2020, the Company had 10,957,552 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		48

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2020	(*) December 31, 2019
Assets
Cash and due from banks	$39,602	$32,505
Interest-bearing deposits in other banks	69,968	47,077

Securities available for sale, at fair value	342,769	379,195
Restricted stock, at cost	8,682	8,630
Loans held for sale	2,666	2,027

Loans, net of unearned income	1,854,928	1,830,815
Less allowance for loan losses	(14,065)	(13,152)
Net loans	1,840,863	1,817,663

Premises and equipment, net	39,632	39,848
Other real estate owned, net of valuation allowance of $407 in 2020 and $153 in 2019	984	1,308
Goodwill	85,048	84,002
Core deposit intangibles, net	7,301	7,728
Bank owned life insurance	27,970	27,817
Accrued interest receivable and other assets	29,580	30,750
Total assets	$2,495,065	$2,478,550

Liabilities
Demand deposits -- noninterest bearing	$567,772	$578,606
Demand deposits -- interest bearing	343,291	328,015
Money market deposits	524,234	504,651
Savings deposits	181,564	177,505
Time deposits	453,806	471,770
Total deposits	2,070,667	2,060,547

Customer repurchase agreements	42,114	40,475
Subordinated debt	7,513	7,517
Junior subordinated debt	28,054	28,029
Accrued interest payable and other liabilities	23,424	21,724
Total liabilities	2,171,772	2,158,292

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 10,957,502 shares outstanding at March 31, 2020 and 11,071,540 shares outstanding at December 31, 2019	10,898	11,019
Capital in excess of par value	153,817	158,244
Retained earnings	157,064	151,478
Accumulated other comprehensive income (loss), net	1,514	(483)
Total shareholders' equity	323,293	320,258
Total liabilities and shareholders' equity	$2,495,065	$2,478,550

(*) -  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest and Dividend Income:
Interest and fees on loans	$21,321	$15,638
Interest and dividends on securities:
Taxable	2,037	1,821
Tax-exempt	112	287
Dividends	132	84
Other interest income	264	266
Total interest and dividend income	23,866	18,096
Interest Expense:
Interest on deposits	3,312	2,472
Interest on short-term borrowings	129	172
Interest on subordinated debt	122	—
Interest on junior subordinated debt	384	384
Total interest expense	3,947	3,028
Net Interest Income	19,919	15,068
Provision for loan losses	953	16
Net Interest Income After Provision for Loan Losses	18,966	15,052
Noninterest Income:
Trust fees	1,012	914
Service charges on deposit accounts	721	594
Other fees and commissions	941	708
Mortgage banking income	549	406
Securities gains, net	814	323
Brokerage fees	211	147
Income from Small Business Investment Companies	55	168
Losses on premises and equipment, net	(82)	—
Other	274	191
Total noninterest income	4,495	3,451
Noninterest Expense:
Salaries	6,059	4,664
Employee benefits	1,301	1,230
Occupancy and equipment	1,366	1,084
FDIC assessment	95	125
Bank franchise tax	426	290
Core deposit intangible amortization	427	55
Data processing	763	532
Software	356	324
Other real estate owned, net	(9)	13
Merger related expenses	—	451
Other	2,550	2,161
Total noninterest expense	13,334	10,929
Income Before Income Taxes	10,127	7,574
Income Taxes	1,585	1,571
Net Income	$8,542	$6,003
Net Income Per Common Share:
Basic	$0.77	$0.69
Diluted	$0.77	$0.69
Weighted Average Common Shares Outstanding:
Basic	11,025,185	8,745,174
Diluted	11,031,310	8,745,723

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$8,542	$6,003

Other comprehensive income:

Unrealized gains on securities available for sale	6,189	3,969
Tax effect	(1,336)	(889)

Reclassification adjustment for gains on sales or calls of securities available for sale	(814)	(4)
Tax effect	176	1

Unrealized losses on cash flow hedges	(2,829)	(725)
Tax effect	611	162

Other comprehensive income	1,997	2,514

Comprehensive income	$10,539	$8,517

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2020 and 2019
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	6,003	—	6,003

Other comprehensive income	—	—	—	2,514	2,514

Stock options exercised (13,200 shares)	13	277	—	—	290

Vesting of restricted stock (20,285 shares)	20	(20)	—	—	—

Equity based compensation (23,032 shares)	4	309	—	—	313

Cash dividends paid, $0.25 per share	—	—	(2,189)	—	(2,189)

Balance, March 31, 2019	$8,705	$78,738	$145,351	$(3,321)	$229,473

Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	8,542	—	8,542

Other comprehensive income	—	—	—	1,997	1,997

Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,743 shares)	2	27	—	—	29

Vesting of restricted stock (12,245 shares)	12	(12)	—	—	—

Equity based compensation (24,745 shares)	6	398	—	—	404

Cash dividends paid, $0.27 per share	—	—	(2,956)	—	(2,956)

Balance, March 31, 2020	$10,898	$153,817	$157,064	$1,514	$323,293

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$8,542	$6,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	953	16
Depreciation	521	405
Net accretion of acquisition accounting adjustments	(957)	(255)
Core deposit intangible amortization	427	55
Net amortization of securities	202	311
Net gain on sale or call of securities available for sale	(814)	(4)
Net change in fair value of equity securities	—	(319)
Gain on sale of loans held for sale	(549)	(406)
Proceeds from sales of loans held for sale	25,655	15,366
Originations of loans held for sale	(25,745)	(15,572)
Net gain on other real estate owned	(27)	(8)
Valuation allowance on other real estate owned	—	6
Net loss on sale or disposal of premises and equipment	82	—
Equity based compensation expense	404	313
Earnings on bank owned life insurance	(153)	(106)
Deferred income tax expense	800	222
Net change in interest receivable	173	76
Net change in other assets	(352)	(602)
Net change in interest payable	80	51
Net change in other liabilities	(1,481)	(873)
Net cash provided by operating activities	7,761	4,679

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	81
Proceeds from sales of securities available for sale	5,811	—
Proceeds from maturities, calls and paydowns of securities available for sale	94,731	18,586
Purchases of securities available for sale	(58,129)	(6,565)
Net change in restricted stock	(52)	(52)
Net increase in loans	(23,295)	(2,321)
Purchases of premises and equipment	(907)	(393)
Proceeds from sales of other real estate owned	144	225
Net cash provided by investing activities	18,303	9,561

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	28,084	(20,932)
Net change in time deposits	(17,891)	14,495
Net change in customer repurchase agreements	1,639	702
Common stock dividends paid	(2,956)	(2,189)
Repurchase of common stock	(4,981)	—
Proceeds from exercise of stock options	29	290
Net cash provided by (used in) financing activities	3,924	(7,634)
Net Increase in Cash and Cash Equivalents	29,988	6,606
Cash and Cash Equivalents at Beginning of Period	79,582	64,255
Cash and Cash Equivalents at End of Period	$109,570	$70,861

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, and the valuation of deferred tax assets and liabilities.  The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations in March and will likely adversely affect our operations in the further quarters of 2020, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company.  These uncertainties include the nature and duration of the financial effects felt by our customers impacting their ability to perform in accordance with their underlying loan agreements, the Company’s ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of our franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods.  The greater the duration and severity of the pandemic the more likely that estimates will be materially impacted by its effects.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Statutory Trust I and the MidCarolina Trusts, as detailed in Note 11.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Adoption of New Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of ASU 2017-04 did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a material effect on the Company's consolidated financial statements.

Recent Accounting Pronouncements and other Authoritative Accounting Guidance

On March 20, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and modified loans to over 450 customers on loan balances of approximately $200 million.  The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. The majority of modifications involved three-month deferments of principal and interest.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

The CARES Act included an initial allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020, and the SBA reached its initial limit on April 16, 2020.  Prior to the initial limit being reached, the SBA approved 1,321 applications submitted by the Bank for loans in excess of $228 million, representing 96% of applications received and processed by the Bank.  There was an additional $310 billion in funding authorized, and applications were accepted beginning April 27, 2020.  In total, the SBA approved 1,913 applications submitted by the Bank totaling $267 million for an acceptance rate of  99.8% for both rounds. From a funding perspective, the Bank expects to utilize core and wholesale funding for liquidity needs related to the DAP loan program and both the Federal Reserve discount window and their newly created Paycheck Protection Program Liquidity Facility ("PPPLF") to fund the PPP.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC"), including the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will continue to validate its models that will be used upon future adoption of the standard. The implementation of this ASU will likely result in increases to the Company's reserves when implemented.

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

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, such as the Company, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

On March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an "accelerated filer" as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of "smaller reporting companies" to include entities with public float of less than $700 million and less than $100 million in annual revenues. If an entity’s annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies. The Company expects its annual revenues to exceed $100 million and to remain an "accelerated filer."  Therefore, this change is not expected to have a significant impact on the Company’s annual reporting and audit requirements.

Note 2 - Acquisitions

On April 1, 2019, the Company completed its acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown") and its wholly owned subsidiary bank, HomeTown Bank. Pursuant and subject to the terms of the merger agreement, as a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other. The following table provides an assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Consideration Paid:
Common shares issued (2,361,686)	$82,470
Issuance of replacement stock options/restricted stock	753
Cash paid in lieu of fractional shares	27
Value of consideration	83,250

Assets acquired:
Cash and cash equivalents	26,283
Investment securities	34,876
Restricted stock	2,588
Loans	444,324
Premises and equipment	12,034
Deferred income taxes	2,960
Core deposit intangible	8,200
Other real estate owned	1,188
Bank owned life insurance	8,246
Other assets	14,244
Total assets	554,943

Liabilities assumed:
Deposits	483,626
Short-term FHLB advances	14,883
Long-term FHLB advances	778
Subordinated debt	7,530
Other liabilities	6,052
Total liabilities	512,869
Net assets acquired	42,074
Goodwill resulting from merger with HomeTown	$41,176

The following table details the changes in fair vale of net assets acquired and liabilities assumed from the amounts reported in the Form 10-K for the year ended December 31, 2019 (dollars in thousands):

Goodwill at December 31, 2019	$40,130
Effect of adjustments to:
Premises and equipment	520
Other real estate owned	254
Other liabilities	272
Goodwill at March 31, 2020	$41,176

The increase in goodwill made during the first quarter of 2020 was due to adjustments to the valuations of several acquired buildings and other real estate owned ("OREO") obtained on the date of merger.  The additional goodwill adjustment for other liabilities related to a reassessment of the interest rate prevailing for supplemental early retirement plan obligations at the merger date.

The acquired loans were recorded at fair value at the acquisition date without carryover of HomeTown's previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). Fair values determined at the acquisition date were preliminary and subject to refinement during the one-year measurement period as additional information was obtained regarding facts and circumstances about expected cash flows that existed as of the acquisition date.

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

Direct costs related to the acquisition were expensed as incurred. There were no merger related expenses during the three months ended March 31, 2020. During the three months ended March 31, 2019, merger expenses totaled $451,000. During the year ended December 31, 2019, the Company incurred $11.8 million in merger and acquisition integration expenses related to the merger, including $9.1 million in data processing termination and conversion costs, $1.7 million in legal and professional fees, $0.4 million in salary related expense, and $0.6 million in other noninterest expenses. The majority of these expenses were related to integration and are deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of HomeTown had occurred on January 1, 2018. These results combine the historical results of HomeTown in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of HomeTown's provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the elimination of merger-related costs for 2019. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

Unaudited Pro forma Three Months Ended
March 31, 2019
Total revenues (1)	$21,097
Net income	5,876

__________________________

(1) Includes net interest income and noninterest income.

Note 3 – Securities

The amortized cost and fair value of investments in debt securities at March 31, 2020 were as follows (dollars in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$14,992	$8	$—	$15,000
Federal agencies and GSEs	56,191	1,864	23	58,032
Mortgage-backed and CMOs	209,513	6,271	320	215,464
State and municipal	41,484	1,153	5	42,632
Corporate	11,513	158	30	11,641
Total securities available for sale	$333,693	$9,454	$378	$342,769

The Company had no remaining equity securities at March 31, 2020. The Company had equity securities with a fair value of $2,069,000 at March 31, 2019 and recognized in income a $319,000 change in the fair value of equity securities during the first three months of 2019. During the 2019 period, the Company sold $81,000 in equity securities at fair value.

The amortized cost and fair value of investments in debt securities at December 31, 2019 were as follows (dollars in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$14,992	$—	$5	$14,987
Federal agencies and GSEs	126,829	1,504	219	128,114
Mortgage-backed and CMOs	182,732	1,901	393	184,240
State and municipal	41,427	769	42	42,154
Corporate	9,514	186	—	9,700
Total securities available for sale	$375,494	$4,360	$659	$379,195

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2020 and December 31, 2019 was as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
FRB stock	$6,425	$6,415
FHLB stock	2,257	2,215
Total restricted stock	$8,682	$8,630

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020.  The reference point for determining when securities are in an unrealized loss position is month end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at March 31, 2020, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$6,534	$23	$—	$—	$6,534	$23
Mortgage-backed and CMOs	24,558	320	24,001	311	557	9
State and municipal	1,710	5	1,710	5	—	—
Corporate	2,978	30	—	—	2,978	30
Total	$35,780	$378	$25,711	$316	$10,069	$62

Federal agencies and GSEs: The unrealized losses on the Company's investment in 13 government sponsored entities ("GSE") securities were caused by interest rate increases. All of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Mortgage-backed securities: The unrealized losses on the Company's investment in six GSE mortgage-backed securities were caused by interest rate increases. Three of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Collateralized Mortgage Obligations: The unrealized losses associated with four private GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

State and municipal securities:  The unrealized losses on three state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Corporate securities:  The unrealized losses on four corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  March 31, 2020.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2020, and no impairment has been recognized.

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2019 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$14,987	$5	$14,987	$5	$—	$—
Federal agencies and GSEs	69,095	219	31,779	44	37,316	175
Mortgage-backed and CMOs	89,391	393	66,324	266	23,067	127
State and municipal	4,262	42	3,108	37	1,154	5
Total	$177,735	$659	$116,198	$352	$61,537	$307

Other-Than-Temporarily-Impaired Securities

As of March 31, 2020 and December 31, 2019, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three months ended March 31, 2020 and 2019 (dollars in thousands):

Three Months Ended March 31, 2020
Realized gains (losses):
Gross realized gains	$814
Gross realized losses	—
Net realized gains	$814
Proceeds from sales of securities	$5,811

Three Months Ended March 31, 2019
Realized gains (losses):
Gross realized gains	$—
Gross realized losses	—
Net realized gains	$—
Proceeds from sales of securities	$—

Note 4 – Loans

Loans, excluding loans held for sale, at March 31, 2020 and December 31, 2019, were comprised of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Commercial	$331,507	$339,077
Commercial real estate:
Construction and land development	141,154	137,920
Commercial real estate	953,363	899,199
Residential real estate:
Residential	301,284	324,315
Home equity	118,030	119,423
Consumer	9,590	10,881
Total loans	$1,854,928	$1,830,815

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Outstanding principal balance	$345,450	$393,618
Carrying amount	329,839	377,130

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Outstanding principal balance	$50,815	$53,600
Carrying amount	40,353	43,028

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the three months ended March 31, 2020 and the year ended December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Balance at January 1	$7,893	$4,633
Additions from merger with HomeTown	—	4,410
Accretion	(784)	(3,304)
Reclassification from nonaccretable difference	1,330	736
Other changes, net*	(69)	1,418
	$8,370	$7,893

* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$404	$68	$31	$958	$1,461	$330,046	$331,507
Commercial real estate:
Construction and land development	—	37	—	9	46	141,108	141,154
Commercial real estate	216	216	121	513	1,066	952,297	953,363
Residential:
Residential	255	139	278	942	1,614	299,670	301,284
Home equity	262	—	29	154	445	117,585	118,030
Consumer	122	9	—	3	134	9,456	9,590
Total	$1,259	$469	$459	$2,579	$4,766	$1,850,162	$1,854,928

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$325	$163	$52	$857	$1,397	$337,680	$339,077
Commercial real estate:
Construction and land development	58	—	—	11	69	137,851	137,920
Commercial real estate	217	434	—	274	925	898,274	899,199
Residential:
Residential	639	260	282	685	1,866	322,449	324,315
Home equity	49	90	27	113	279	119,144	119,423
Consumer	73	13	—	4	90	10,791	10,881
Total	$1,361	$960	$361	$1,944	$4,626	$1,826,189	$1,830,815

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2020 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$49	$49	$—	$49	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	476	473	—	489	9
Residential:
Residential	953	959	—	782	12
Home equity	39	39	—	40	1
Consumer	—	—	—	—	—
	$1,517	$1,520	$—	$1,360	$23
With a related allowance recorded:
Commercial	$839	$833	$247	$787	$11
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	259	259	138	130	4
Residential
Residential	250	250	26	252	3
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,348	$1,342	$411	$1,169	$18
Total:
Commercial	$888	$882	$247	$836	$12
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	735	732	138	619	13
Residential:
Residential	1,203	1,209	26	1,034	15
Home equity	39	39	—	40	1
Consumer	—	—	—	—	—
	$2,865	$2,862	$411	$2,529	$41

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
Residential:
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

During the three months ended March 31, 2020, there was one residential real estate loan modified as a TDR. This TDR was included in the impaired loan balances and was a payment deferral with a pre-and post-modification outstanding recorded investment of $82,000. There were no loans modified as TDRs during the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

On March 20, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through May 5, 2020 the Bank had applied this guidance and modified loans to over 500 customers on loan balances of approximately $334 million.  The Bank implemented a DAP to provide relief to its borrowers under this guidance. The majority of modifications involved three-month deferments of principal and interest.

The CARES Act included an initial allocation of $349 billion for loans to be issued by financial institutions through the SBA.  This program is known as the PPP.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020, and the SBA reached its initial limit on April 16, 2020.  Prior to the initial limit being reached, the SBA approved 1,321 applications submitted by the Bank for loans in excess of $228 million, representing 96% of applications received and processed by the Bank.  There was an additional $310 billion in funding authorized, and applications were accepted beginning April 27, 2020.  In total, the SBA approved 1,913 applications submitted by the Bank totaling $267 million for an acceptance rate of  99.8% for both rounds. From a funding perspective, the Bank expects to utilize core and wholesale funding for liquidity needs related to the DAP loan program and both the Federal Reserve discount window and their newly created PPPLF to fund the PPP.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2020, the commercial real estate portfolio included concentrations of $73 million, $48 million and $180 million in hotel, restaurants,  and retail respectively.  These concentrations total 16% of total loans.

Residential Real Estate in Process of Foreclosure

The Company had $155,000 and $161,000 in residential real estate loans in the process of foreclosure at March 31, 2020 and December 31, 2019, respectively. The Company had $237,000 and $285,000 in residential OREO at March 31, 2020 and December 31, 2019, respectively.

Risk Grades

The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$320,901	$133,933	$914,331	$293,905	$117,580
Special Mention	8,859	4,045	19,561	4,526	—
Substandard	1,012	3,176	19,471	2,853	450
Doubtful	735	—	—	—	—
Total	$331,507	$141,154	$953,363	$301,284	$118,030

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$9,587
Nonperforming	3
Total	$9,590

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2019 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$328,488	$130,694	$860,615	$316,454	$118,960
Special Mention	8,710	4,133	22,117	4,370	—
Substandard	1,144	3,093	16,467	3,491	463
Doubtful	735	—	—	—	—
Total	$339,077	$137,920	$899,199	$324,315	$119,423

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$10,877
Nonperforming	4
Total	$10,881

Loans classified in the Pass category typically are fundamentally sound, and risk factors are reasonable and acceptable.

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments at and for the indicated dates and periods are presented below (dollars in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Allowance for Loan Losses
Balance, beginning of period	$13,152	$12,805	$12,805
Provision for loan losses	953	456	16
Charge-offs	(105)	(333)	(69)
Recoveries	65	224	54
Balance, end of period	$14,065	$13,152	$12,806

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$329	$217	$217
Provision for (recovery of) unfunded commitments	(13)	112	12
Balance, end of period	$316	$329	$229

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2020 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2019	$2,657	$7,416	$3,023	$56	$13,152
Provision for (recovery of) loan losses	(6)	939	16	4	953
Charge-offs	(20)	—	(42)	(43)	(105)
Recoveries	22	3	8	32	65
Balance at March 31, 2020	$2,653	$8,358	$3,005	$49	$14,065

Balance at March 31, 2020:

Allowance for Loan Losses
Individually evaluated for impairment	$247	$138	$26	$—	$411
Collectively evaluated for impairment	2,391	8,192	2,768	49	13,400
Acquired impaired loans	15	28	211	—	254
Total	$2,653	$8,358	$3,005	$49	$14,065

Loans
Individually evaluated for impairment	$888	$735	$1,242	$—	$2,865
Collectively evaluated for impairment	329,892	1,062,709	409,534	9,575	1,811,710
Acquired impaired loans	727	31,073	8,538	15	40,353
Total	$331,507	$1,094,517	$419,314	$9,590	$1,854,928

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2019 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018	$2,537	$7,246	$2,977	$45	$12,805
Provision for loan losses	119	167	58	112	456
Charge-offs	(12)	(6)	(70)	(245)	(333)
Recoveries	13	9	58	144	224
Balance at December 31, 2019	$2,657	$7,416	$3,023	$56	$13,152

Balance at December 31, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$204	$—	$26	$—	$230
Collectively evaluated for impairment	2,448	7,386	2,794	56	12,684
Acquired impaired loans	5	30	203	—	238
Total	$2,657	$7,416	$3,023	$56	$13,152

Loans
Individually evaluated for impairment	$784	$502	$906	$—	$2,192
Collectively evaluated for impairment	337,312	1,004,296	433,121	10,866	1,785,595
Acquired impaired loans	981	32,321	9,711	15	43,028
Total	$339,077	$1,037,119	$443,738	$10,881	$1,830,815

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

The provision for loan losses for the 2020 period was increased as a direct result of early stage declines in economic factors associated with the increases in unemployment claims and a decrease in retail sales in the wake of the COVID-19 pandemic.  The Bank has been actively working with borrowers at risk who are impacted by the stay-at-home orders in accordance with its DAP including short-term deferments of payment and interest and short-term acceptance of interest only payments.  Many of the Bank's customers have applied for and received the PPP loans.  The Bank believes the increased provision expense in the first quarter of 2020 along with these DAP measures will help to mitigate future losses but is likely to experience delinquencies and loan losses as a result of COVID-19 during the remainder of 2020.

Note 6 – Goodwill and Other Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified as of June 30, 2019.  Due to the COVID-19 pandemic market conditions, the Company performed a qualitative assessment of goodwill as of March 31, 2020 and determined the fair value exceeded the carrying value.  Changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown in April 2019 were $10,039,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2020, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$84,002	$7,728
Measurement period adjustments	1,046	—
Amortization	—	(427)
Impairment	—	—
Balance at March 31, 2020	$85,048	$7,301

Note 7 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and, consistent with such elections, did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4,413,000 at the date of adoption, which is related to the Company's lease of premises used in operations. In connection with the HomeTown merger, the Company added $1,816,000 to the right-of-use asset and $1,736,000 to the lease liability. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.

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

The Company's long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations

The following tables present information about the Company's leases, as of and for the three months ended March 31, 2020 (dollars in thousands):

	March 31, 2020	December 31, 2019
Lease liabilities	$5,168	$5,369
Right-of-use assets	$5,133	$5,340
Weighted average remaining lease term (years)	8.08	8.17
Weighted average discount rate	3.22%	3.21%

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$249	$211
Short-term lease cost	1	1
Total lease cost	$250	$212

Cash paid for amounts included in the measurement of lease liabilities	$243	$209

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of March 31, 2020
Nine months ending December 31, 2020	$716
Twelve months ending December 31, 2021	943
Twelve months ending December 31, 2022	920
Twelve months ending December 31, 2023	817
Twelve months ending December 31, 2024	499
Twelve months ending December 31, 2025	473
Thereafter	1,549
Total undiscounted cash flows	5,917
Discount	(749)
Lease liabilities	$5,168

Note 8 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with one correspondent bank in the amount of $50,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Customer repurchase agreements	$42,114	$40,475

Note 9 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of  March 31, 2020, $859,083,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of March 31, 2020 or December 31, 2019.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2020, the Bank's public deposits totaled $254,846,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2020, the Company had $205,000,000 in letters of credit with the FHLB outstanding, as well as $85,818,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

The carrying value of the subordinated debt includes a fair value adjustment of $13,000 at March 31, 2020. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through the redeemable date.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of March 31, 2020 and December 31, 2019 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,447	4,433

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	2,988	2,977

				$28,054	$28,029

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $708,000 and $621,000 at March 31, 2020 and $722,000 and $632,000 at  December 31, 2019, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings

Note 12 - Derivative Financial Instruments and Hedging Activities

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

The following tables present information on the Company's derivative financial instruments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$5,487	$5,750

	December 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,658	$3,450

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

A summary of stock option transactions for the three months ended March 31, 2020 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	13,944	$16.63
Granted	—	—
Exercised	(1,743)	16.63
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at March 31, 2020	12,201	$16.63	4.72	$89

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019.  As of March 31, 2020, there were no nonvested stock option grants and no unrecognized compensation expense.  The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2020 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2019	57,271	$34.84
Granted	19,327	37.26
Vested	(13,284)	34.12
Forfeited	(664)	27.28
Nonvested at March 31, 2020	62,650	$35.82

As of March 31, 2020 and December 31, 2019, there was $1,212,000 and $751,000  respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.82 years. The share based compensation expense for nonvested restricted stock was $199,000 and $166,000 during the first three months of 2020 and 2019, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2020, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Only outside directors receive board fees. The Company issued 6,082 and 4,106 shares and recognized share based compensation expense of $205,000 and $147,000 during the first three months of 2020 and 2019, respectively.

Note 14 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	11,025,185	$0.77	8,745,174	$0.69
Effect of dilutive securities - stock options	6,125	—	549	—
Diluted earnings per share	11,031,310	$0.77	8,745,723	$0.69

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three month periods ended March 31, 2020 and 2019.

Note 15 – Employee Benefit Plans

The following information for the three months ended March 31, 2020 and 2019 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three Months Ended March 31,
	2020	2019
Service cost	$—	$—
Interest cost	38	58
Expected return on plan assets	(71)	(68)
Recognized loss due to settlement	30	26
Recognized net actuarial loss	35	65
Net periodic cost	$32	$81

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2020 or December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2020 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$15,000	$—	$15,000	$—
Federal agencies and GSEs	58,032	—	58,032	—
Mortgage-backed and CMOs	215,464	—	215,464	—
State and municipal	42,632	—	42,632	—
Corporate	11,641	—	11,641	—
Total securities available for sale	$342,769	$—	$342,769	$—
Liabilities:
Derivative - cash flow hedges	$5,487	$—	$5,487	$—

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$14,987	$—	$14,987	$—
Federal agencies and GSEs	128,114	—	128,114	—
Mortgage-backed and CMOs	184,240	—	184,240	—
State and municipal	42,154	—	42,154	—
Corporate	9,700	—	9,700	—
Total securities available for sale	$379,195	$—	$379,195	$—
Liabilities:
Derivative - cash flow hedges	$2,658	$—	$2,658	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2020 or the year ended December 31, 2019. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2020 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$937	$—	$—	$937
Other real estate owned, net	984	—	—	984

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$759	$—	$—	$759
Other real estate owned, net	1,308	—	—	1,308

Quantitative Information About Level 3 Fair Value Measurements as of March 31, 2020 and December 31, 2019:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%; 5.05%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

  __________________________

  (1) Unobservable inputs were weighted by the relative fair value of the impaired loans.

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2020 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$109,570	$109,570	$—	$—	$109,570
Securities available for sale	342,769	—	342,769	—	342,769
Restricted stock	8,682	—	8,682	—	8,682
Loans held for sale	2,666	—	2,666	—	2,666
Loans, net of allowance	1,840,863	—	—	1,823,069	1,823,069
Bank owned life insurance	27,970	—	27,970	—	27,970
Accrued interest receivable	6,452	—	6,452	—	6,452

Financial Liabilities:
Deposits	$2,070,667	$—	$2,074,243	$—	$2,074,243
Repurchase agreements	42,114	—	42,114	—	42,114
Subordinated debt	7,513	—	7,593	—	7,593
Junior subordinated debt	28,054	—	—	21,162	21,162
Accrued interest payable	1,293	—	1,293	—	1,293
Derivative - cash flow hedges	5,487	—	5,487	—	5,487

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2019 are as follows (dollars in thousands):

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

Amounts shown in the "Other" column includes activities of the Company which are primarily debt service and corporate items.

Segment information as of and for the three months ended March 31, 2020 and 2019 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2020
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$23,735	$—	$131	$—	$23,866
Interest expense	3,441	—	506	—	3,947
Noninterest income	3,264	1,223	8	—	4,495
Income (loss) before income taxes	10,202	610	(685)	—	10,127
Net income (loss)	8,569	515	(542)	—	8,542
Depreciation and amortization	945	3	—	—	948
Total assets	2,478,357	123	364,610	(348,025)	2,495,065
Goodwill	85,048	—	—	—	85,048
Capital expenditures	903	4	—	—	907

	Three Months Ended March 31, 2019
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$17,999	$—	$97	$—	$18,096
Interest expense	2,644	—	384	—	3,028
Noninterest income	2,060	1,061	330	—	3,451
Income (loss) before income taxes	7,520	480	(426)	—	7,574
Net income (loss)	5,997	380	(374)	—	6,003
Depreciation and amortization	458	2	—	—	460
Total assets	1,857,245	27	259,009	(247,877)	1,868,404
Goodwill	43,872	—	—	—	43,872
Capital expenditures	386	7	—	—	393

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the three months ended March 31, 2020 and 2019 is shown in the following table (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$39,602	$28,912
Interest-bearing deposits in other banks	69,968	41,949
Cash and Cash Equivalents	$109,570	$70,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,867	$2,978
Income taxes	(70)	—
Noncash investing and financing activities:
Transfer of loans to other real estate owned	47	—
Increase in operating lease right-of-use asset	—	4,413
Increase in operating lease liability	—	4,413
Unrealized gains on securities available for sale	5,375	3,965
Unrealized losses on cash flow hedges	(2,829)	(725)

Note 19 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2020 and 2019 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized gains on securities available for sale, net of tax, $889	3,080	—	—	3,080

Reclassification adjustment for realized gains on securities, net of tax, $(1)	(3)	—	—	(3)

Net unrealized losses on cash flow hedges, net of tax, $(162)	—	(563)	—	(563)

Balance at March 31, 2019	$(896)	$(1,187)	$(1,238)	$(3,321)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,336	4,853	—	—	4,853

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Net unrealized losses on cash flow hedges, net of tax, $(611)	—	(2,218)	—	(2,218)

Balance at March 31, 2020	$7,117	$(4,302)	$(1,301)	$1,514

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three Months Ended March 31, 2020 and 2019

(dollars in thousands)

For the Three Months Ended March 31, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

For the Three Months Ended March 31, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on calls of securities	$4	Securities gains, net
	(1)	Income taxes
Total reclassifications	$3	Net of tax

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, may affect the operations, performance, business strategy, and results of the Company. Those factors include, but are not limited to, the following:

•	the impact of the recent COVID-19 pandemic and the associated efforts to limit the spread of the virus;
•	financial market volatility, including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;
•	cybersecurity threats or attacks, the implementation of new technologies, and the ability to develop and maintain reliable and secure electronic systems;
•	the ability to retain key personnel;
•	the failure of assumptions underlying the allowance for loan losses; and
•	risks associated with mergers and acquisitions and other expansion activities.

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic.  The spread of the virus has created a global health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place.  These actions, together with responses to the pandemic by all parties have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System ("Federal Reserve") will maintain a low interest rate environment for the foreseeable future.

The Company has implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities.  The Company has transitioned to a majority of its employees working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs.  It has cancelled all business travel and has the majority of non-branch personnel working remotely.  It now holds all company meetings through virtual platforms.

On March 20, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."   This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the the effects of COVID-19.  The guidance explains that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and modified loans to over 450 customers on loan balances of approximately $200 million.  The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. The majority of modifications involved three-month deferments of principal and interest.

The CARES Act included an initial allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.The SBA began accepting submissions for these loans on April 3, 2020, and the SBA reached its initial limit on April 16, 2020.  Prior to the initial limit being reached, the SBA approved 1,321 applications for loans in excess of $228 million, representing 96% of applications received and processed by the Bank. There was an additional $310 billion in funding authorized, and applications submitted by the Bank were accepted beginning April 27, 2020.  In total, the SBA approved 1,913 applications totaling $267 million for an acceptance rate of  99.8% for both rounds. From a funding perspective, the Bank expects to utilize core and wholesale funding for liquidity needs related to the DAP loan program and both the Federal Reserve discount window and their newly created Paycheck Protection Program Liquidity Facility to fund the PPP.

  COVID-19 and the participation and in the PPP and the DAP programs, could significantly impact the Company's liquidity.  Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2020 presentation. There were no material reclassifications.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) deferred tax assets and liabilities, and (6) other-than-temporary impairment of securities. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2019.

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

Mergers and Acquisitions

Business combinations are accounted for under the FASB Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

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

Goodwill and Intangible Assets

The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the three months ended March 31, 2020 or 2019.

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

Completed Acquisition

On April 1, 2019, the Company announced the completion of its acquisition of HomeTown Bankshares Corporation ("HomeTown").  The combination deepens the Company's footprint in the Roanoke, Virginia metropolitan area and creates a presence in the New River Valley with an office in Christiansburg, Virginia. After completion of the merger and with two office consolidations and one office closure, the Company has seven offices in the combined Roanoke/New River Valley market area. As a result of the merger, the holders of shares of HomeTown common stock received 0.4150 shares of the Company's common stock for each share of HomeTown common stock held immediately prior to the effective date of the merger. Following completion of the merger, HomeTown's subsidiary bank, HomeTown Bank, was merged with and into the Bank.

RESULTS OF OPERATIONS

Executive Overview

First quarter 2020 financial highlights include the following:

●	Earnings produced a return on average assets of 1.37% for the first quarter of 2020, compared to 1.20% in the previous quarter and 1.29% for the same quarter in the prior year.

●	Net loans receivable increased $24.1 million for the quarter, or 5.3% annualized.

●	Net interest margin was 3.52% for the quarter, down from 3.62% in the fourth quarter of 2019 and up from 3.50% in the same quarter of the prior year *.

●

Noninterest revenues increased $629 thousand, or 16.3%, when compared to the previous quarter, and increased $1.0 million, or 30.3%, to $4.5 million from $3.5 million in the same quarter in the prior year.

●	The first quarter provision for loan losses totaled $953 thousand, which compares to a provision of $462 thousand for the previous quarter, and $16 thousand in the same quarter in the prior year.

●	Nonperforming assets as a percentage of total assets remained level at 0.16% at March 31, 2020, compared with 0.15% at December 31, 2019, and up from 0.10% at March 31, 2019.

●	Annualized net charge-offs were 0.01% for the first quarter of 2020, compared to zero for the corresponding quarter in the prior year and down from 0.02% for the fourth quarter of 2019.

* Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and other funding sources. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the weighted rate earned on average earning assets and the weighted rate paid on average interest-bearing liabilities

Three months ended March 31, 2020 and 2019

Net interest income on a taxable equivalent basis increased $4,809,000 or 31.7% for the first quarter of 2020 compared to the same quarter of 2019. This improvement in net interest income was primarily related to an increase in earning asset balances and overall higher loan yields for the 2020 quarter compared to the 2019 quarter. Average loan balances for the 2020 quarter were up $477,930,000 or 35.3% over the 2019 quarter, primarily due to the HomeTown acquisition. Loan yields for the quarter were three basis points higher than the 2019 quarter.

For the first quarter of 2020, the Company's yield on interest-earning assets was 4.21%, compared to 4.20% for the first quarter of 2019. The cost of interest-bearing liabilities was 1.01% compared to 1.02%. The interest rate spread was 3.20% compared to 3.18%. The net interest margin, on a fully taxable equivalent basis, was 3.52% compared to 3.50%, an increase of two basis points (0.02%). The increase in net interest margin was driven by a $538,033,000 (31.0%) increase in average earning assets, enhanced by a $154,553,000 (36.8%) increase in average noninterest bearing deposits, and partially offset by a $363,961,000 (32.2%) increase in average interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2020 and 2019.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Commercial	$332,920	$265,578	$3,543	$2,891	4.28%	4.41%
Real estate	1,489,319	1,083,800	17,663	12,716	4.74	4.69
Consumer	10,042	4,973	157	75	6.29	6.12
Total loans	1,832,281	1,354,351	21,363	15,682	4.67	4.64

Securities:
U.S. Treasury	9,049	—	36	—	1.59	—
Federal agencies and GSEs	103,311	139,465	576	850	2.23	2.44
Mortgage-backed and CMOs	197,774	111,701	1,144	693	2.31	2.48
State and municipal	40,825	78,597	288	538	2.82	2.74
Other securities	18,771	14,071	264	178	5.63	5.06
Total securities	369,730	343,834	2,308	2,259	2.50	2.63

Deposits in other banks	72,909	38,702	264	266	1.46	2.79

Total interest-earning assets	2,274,920	1,736,887	23,935	18,207	4.21	4.20

Non-earning assets	216,671	126,325

Total assets	$2,491,591	$1,863,212

Deposits:
Demand	$331,357	$238,430	123	14	0.15	0.02
Money market	515,339	395,704	1,188	1,153	0.93	1.18
Savings	178,896	134,060	53	10	0.12	0.03
Time	469,973	363,410	1,948	1,295	1.67	1.45
Total deposits	1,495,565	1,131,604	3,312	2,472	0.89	0.89

Customer repurchase agreements	41,519	42,705	129	171	1.25	1.62
Other short-term borrowings	3	61	—	1	1.01	6.56
Long-term borrowings	35,554	27,937	506	384	5.69	5.50
Total interest-bearing liabilities	1,572,641	1,202,307	3,947	3,028	1.01	1.02

Noninterest bearing demand deposits	574,362	419,809
Other liabilities	21,015	16,419
Shareholders' equity	323,573	224,677
Total liabilities and shareholders' equity	$2,491,591	$1,863,212

Interest rate spread					3.20%	3.18%
Net interest margin					3.52%	3.50%

Net interest income (taxable equivalent basis)			19,988	15,179
Less: Taxable equivalent adjustment			69	111
Net interest income			$19,919	$15,068

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31,
	2020 vs. 2019
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$652	$(66)	$718
Real estate	4,947	139	4,808
Consumer	82	3	79
Total loans	5,681	76	5,605
Securities:
U.S. Treasury	36	—	36
Federal agencies and GSEs	(274)	(68)	(206)
Mortgage-backed and CMOs	451	(50)	501
State and municipal	(250)	16	(266)
Other securities	86	22	64
Total securities	49	(80)	129
Deposits in other banks	(2)	(165)	163
Total interest income	5,728	(169)	5,897

Interest expense
Deposits:
Demand	109	102	7
Money market	35	(271)	306
Savings	43	39	4
Time	653	233	420
Total deposits	840	103	737
Customer repurchase agreements	(42)	(37)	(5)
Other short-term borrowings	(1)	(1)	—
Long-term borrowings	122	14	108
Total interest expense	919	79	840
Net interest income (taxable equivalent basis)	$4,809	$(248)	$5,057

Noninterest Income

Three months ended March 31, 2020 and 2019

For the quarter ended March 31, 2020, noninterest income increased $1,044,000 or 30.3% compared to the comparable 2019 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$1,012	$914	$98	10.7%
Service charges on deposit accounts	721	594	127	21.4
Other fees and commissions	941	708	233	32.9
Mortgage banking income	549	406	143	35.2
Securities gains, net	814	323	491	152.0
Brokerage fees	211	147	64	43.5
Income from SBICs	55	168	(113)	(67.3)
Losses on premises and equipment, net	(82)	—	(82)	(100.0)
Other	274	191	83	43.5
Total noninterest income	$4,495	$3,451	$1,044	30.3

Service charge income increased $127,000 in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the HomeTown acquisition. Other fees and commissions increased $233,000 in the 2020 quarter compared to the 2019 quarter, mostly on the strength of debit card fee revenue. Mortgage banking income increased $143,000 in the 2020 quarter compared to the 2019 quarter, primarily due to increased volume. Net securities gains increased $491,000 in the 2020 quarter compared to the same quarter in 2019.

Noninterest Expense

Three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, noninterest expense increased $2,405,000 or 22.0%. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest Expense
Salaries	$6,059	$4,664	$1,395	29.9%
Employee benefits	1,301	1,230	71	5.8
Occupancy and equipment	1,366	1,084	282	26.0
FDIC assessment	95	125	(30)	(24.0)
Bank franchise tax	426	290	136	46.9
Core deposit intangible amortization	427	55	372	676.4
Data processing	763	532	231	43.4
Software	356	324	32	9.9
Other real estate owned, net	(9)	13	(22)	(169.2)
Merger related expenses	—	451	(451)	(100.0)
Other	2,550	2,161	389	18.0
Total noninterest expense	$13,334	$10,929	$2,405	22.0

Salaries expense increased $1,395,000 in the 2020 quarter as compared to the 2019 quarter. Total full-time equivalent employees ("FTEs") were 355 at the end of the first quarter of 2020, up from 299 at the end of the first quarter of 2019, for an increase of 56 FTEs due primarily to the HomeTown acquisition. Occupancy and equipment expense increased $282,000 in the 2020 quarter compared to the 2019 quarter, primarily due to the HomeTown acquisition. The Federal Deposit Insurance Corporation ("FDIC") assessment expense in the 2020 quarter was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $75,000. Core deposit intangible amortization increased $372,000 in the 2020 quarter compared to the same quarter in 2019 due to the HomeTown acquisition. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $451,000 during the first quarter of 2019.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2020 quarter was 54.46% compared to 56.95% for the 2019 quarter. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Efficiency Ratio
Noninterest expense	$13,334	$10,929
Add: gain on sale of OREO	27	2
Subtract: core deposit intangible amortization	(427)	(55)
Subtract: merger related expense	—	(451)
	$12,934	$10,425

Net interest income	$19,919	$15,068
Tax equivalent adjustment	69	111
Noninterest income	4,495	3,451
Subtract: gain on securities	(814)	(323)
Add: loss on fixed assets	82	—
	$23,751	$18,307

Efficiency ratio	54.46%	56.95%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2020 and 2019 quarters is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$21,363	$15,682
Interest income - investments and other	2,572	2,525
Interest expense - deposits	(3,312)	(2,472)
Interest expense - customer repurchase agreements	(129)	(171)
Interest expense - other short-term borrowings	—	(1)
Interest expense - long-term borrowings	(506)	(384)
Total net interest income	$19,988	$15,179
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(42)	$(44)
Tax benefit realized on non-taxable interest income - municipal securities	(27)	(67)
GAAP measures	$19,919	$15,068

Income Taxes

The effective tax rate for the first quarter of 2020 was 15.65% compared to 20.74% for the first quarter of 2019. The decreased rate for the first quarter of 2020 compared to the rate for the first quarter of 2019 is a result of tax benefits recognized. As a result of the enactment of the CARES Act in the first quarter of 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. An income tax benefit was realized for the difference between the current corporate income tax rate of 21% and the higher federal corporate tax rate of 35% prior to 2018.

The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments.  The net accretion impact for the first quarter of 2019 and the first quarter of 2020, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the quarter ended March 31, 2019	$281	$—	$(26)	$255
For the quarter ended March 31, 2020	905	73	(21)	957
For the remaining nine months of 2020 (estimated)	1,667	108	(63)	1,712
For the years ending (estimated):
2021	1,793	78	(102)	1,769
2022	1,196	50	(102)	1,144
2023	767	30	(102)	695
2024	472	5	(102)	375
2025	376	2	(102)	276
Thereafter (estimated)	1,905	3	(743)	1,165

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

The available for sale securities portfolio was $342,769,000 at March 31, 2020, compared to $379,195,000 at December 31, 2019, a decrease of $36,426,000 or 9.6%. At March 31, 2020, the available for sale portfolio had an amortized cost of $333,693,000 resulting in a net unrealized gain of $9,076,000. At December 31, 2019, the available for sale portfolio had an amortized cost of $375,494,000, resulting in a net unrealized gain of $3,701,000. The Company had no remaining equity securities at March 31, 2020. During the three months ended March 31, 2019, the Company recognized a $319,000 change in the fair value of equity securities.

During the three months ended March 31, 2020, the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000. This compares to the three months ended March 31, 2019, when the Company did not sell any available for sale securities. The Company had no remaining equity securities at March 31, 2020. During the three months ended March 31, 2019, the Company sold $81,000 in equity securities at fair value.

The Company is cognizant of the continuing historically low and currently decreasing rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and short and balanced duration in order to reinvest at, eventually, higher rate securities or, preferably, into loans. The objective is to improve yield and duration on the portfolio in advance of any major market moves. During 2020, this strategy will remain in place until market rates stabilize and begin to increase.

The Company is participating in the PPP administered by the SBA and  has implemented a DAP as discussed on page 29 to assist its customers during this crisis.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2020, the commercial real estate portfolio included concentrations of $73 million, $48 million and $180 million in hotel, restaurants, and retail, respectively.  These concentrations total 16% of total loans.

Total loans were $1,854,928,000 at March 31, 2020, compared to $1,830,815,000 at December 31, 2019, an increase of $24,113,000 or 1.3% due to organic growth.

Average loans were $1,832,281,000 for the first quarter of 2020, compared to $1,354,351,000 for the first quarter of 2019, an increase of $477,930,000 or 35.3% primarily related to the HomeTown acquisition but also due to organic growth.

Loans held for sale totaled $2,666,000 at March 31, 2020 and $2,027,000 at December 31, 2019. Secondary loan production volume was $25,745,000 for the three month period ended March 31, 2020 and $15,572,000 for the same period of 2019. These loans were approximately 55% purchase and 45% refinancing.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Commercial	$331,507	$339,077
Commercial real estate:
Construction and land development	141,154	137,920
Commercial real estate	953,363	899,199
Residential real estate:
Residential	301,284	324,315
Home equity	118,030	119,423
Consumer	9,590	10,881
Total loans	$1,854,928	$1,830,815

Provision for Loan Losses

The Company had a provision for loan losses of $953,000 for the three month period ended March 31, 2020, compared to a provision of $16,000 for the same period ended March 31, 2019. The increase over the prior year period is a direct result of early stage declines in economic factors associated with increases in unemployment claims and a decrease in retail sales in the wake of the COVID-19 pandemic. The provision for loan losses is dependent on our ability to manage asset quality.  The Company continues to monitor the effects of COVID-19 on national and local economies but expects provision for loan losses to increase in the near term as a result of the pandemic.  It also reflects $197,000 in impairments recorded during the quarter, compared to $15,000 in the same quarter of the prior year. Net charge-offs for the three months ended March 31, 2020 were $40,000 compared to $15,000 for the 2019 quarter.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At March 31, 2020, the ALLL was $14,065,000, compared to $13,152,000 at December 31, 2019. The ALLL as a percentage of total loans at such dates was 0.76% and 0.72%, respectively.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.88% at March 31, 2020, compared to 0.87% at December 31, 2019. On a dollar basis, the reserve was $13,400,000 at March 31, 2020, compared to $12,684,000 at December 31, 2019. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 14.34% at March 31, 2020, compared to 10.51% at December 31, 2019. On a dollar basis, the reserve was $411,000 at March 31, 2020, compared to $230,000 at December 31, 2019. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $673,000 over December 31, 2019.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $254,000 at March 31, 2020 compared to $238,000 at December 31, 2019. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$13,152	$12,805

Charge-offs:
Construction and land development	—	—
Commercial real estate	—	6
Residential real estate	41	20
Home equity	1	50
Total real estate	42	76
Commercial and industrial	20	12
Consumer	43	245
Total charge-offs	105	333

Recoveries:
Construction and land development	—	—
Commercial real estate	3	9
Residential real estate	4	40
Home equity	4	18
Total real estate	11	67
Commercial and industrial	22	13
Consumer	32	144
Total recoveries	65	224

Net charge-offs	40	109
Provision for loan losses	953	456
Balance at end of period	$14,065	$13,152

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios

	March 31, 2020	December 31, 2019
Allowance to loans	0.76%	0.72%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.88	0.87
Net charge-offs to allowance (1)	1.14	0.83
Net charge-offs to average loans (1)	0.01	0.01
Nonperforming assets to total assets	0.16	0.15
Nonperforming loans to loans	0.16	0.13
Provision to net charge-offs (1)	2,382.50	418.35
Provision to average loans (1)	0.21	0.03
Allowance to nonperforming loans	462.97	570.59

__________________________

(1) - Annualized.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.16% at March 31, 2020 and 0.13% at December 31, 2019.

Nonperforming assets include nonperforming loans and OREO. Nonperforming assets represented 0.16% and 0.15% of total assets at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, there was no increase in nonperforming assets as a result of the pandemic.  The Company continues to monitor the significant impact to its borrowers caused by COVID-19 and anticipates increases in nonperforming assets as a result but the total cannot be determined at this time.

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

The following table presents the Company's nonperforming assets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Nonperforming Assets

	March 31, 2020	December 31, 2019
Nonaccrual loans:
Real estate	$1,618	$1,083
Commercial	958	857
Consumer	3	4
Total nonaccrual loans	2,579	1,944

Loans past due 90 days and accruing interest:
Real estate	428	309
Commercial	31	52
Consumer	—	—
Total past due 90 days and accruing interest	459	361

Total nonperforming loans	3,038	2,305

Other real estate owned	984	1,308

Total nonperforming assets	$4,022	$3,613

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Impaired Loans

	March 31, 2020	December 31, 2019
Accruing	$971	$969
Nonaccruing	1,894	1,223
Total impaired loans	$2,865	$2,192

Troubled Debt Restructurings ("TDRs")

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,050,000 in TDRs at March 31, 2020 compared to $1,058,000 at December 31, 2019. These loans are included in the impaired loan table above.

On March 20, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and modified loans to over 450 customers on loan balances of approximately $200 million.  From April 1, 2020 to May 6, 2020, there were additional modifications on $134 million of loans. The majority of modifications involved three-month deferments of principal and interest.

Other Real Estate Owned

Other real estate owned was $984,000 and $1,308,000 as of March 31, 2020 and December 31, 2019, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Other Real Estate Owned

	March 31, 2020	December 31, 2019
Construction and land development	$484	$600
1-4 family residential	237	285
Commercial real estate	263	423
	$984	$1,308

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,070,667,000 at March 31, 2020 compared to $2,060,547,000 at December 31, 2019, an increase of $10,120,000 or 0.5%.

Average interest bearing deposits were $1,495,565,000 for the first quarter of 2020, compared to $1,131,604,000 for the first quarter of 2019, an increase of $363,961,000 or 32.2%. This increase is primarily attributable to deposits acquired in the HomeTown acquisition. Average noninterest bearing deposits for the 2020 quarter were $574,362,000, compared to $419,809,000 for the 2019 quarter, an increase of $154,553,000 or 36.8%. This increase is due to the HomeTown merger and organic growth.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this changing rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter of 2020 and the first quarter of 2019 was 0.89%.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.  The Company's capital strategy has not changed in response to COVID-19 except to suspend the stock repurchase program for the near term.

Shareholders' equity was $323,293,000 at March 31, 2020 compared to $320,258,000 at December 31, 2019, an increase of $3,035,000 or 0.9%.

The Company paid cash dividends of $0.27 per share during the first three months of 2020 while the aggregate basic and diluted earnings per share for the same period was $0.77.

Effective January 1, 2015, the Company and the Bank became subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Capital Rules”). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. In addition, to be well capitalized under the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, the Bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) that expands the applicability of the Federal Reserve’s Small Bank Holding Company Policy Statement (“SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the Community Bank Leverage Ratio ("CBLR") framework. Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports.

On April 6, 2020, the federal bank regulatory agencies announced the issuance of two interim final rules that make changes to the CBLR framework and implement Section 4012 of the CARES Act. One interim final rule provides that, as of the second quarter of 2020, a banking organization with a leverage ratio of 8% or greater (and that meets the other existing qualifying criteria) may elect to use the CBLR framework. This rule also establishes a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls below 8% so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition back to the leverage ratio requirement of 9%. Under this rule, the required leverage ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. This rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable ratio. This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by COVID-19. The Company and the Bank do not currently expect to opt into the CBLR framework.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2020 and December 31, 2019. Management believes, as of March 31, 2020, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2020		Percentage At December 31, 2019
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.52%	12.51%	11.56%	12.38%
Tier 1 capital ratio	12.93	12.51	12.98	12.38
Total capital ratio	14.02	13.23	14.04	13.06

Leverage Capital Ratio:

Tier 1 leverage ratio	10.75	10.41	10.75	10.25

Stock Repurchase Program

On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two-year period that ended on December 31, 2019.

On December 19, 2019, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 400,000 shares of the Company's common stock through December 31, 2020.

In the three month period ended March 31, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000. The Company did not repurchase any shares in the three month period ended March 31, 2019.  This program has been suspended for the near term due to COVID-19.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $205,000,000 outstanding in letters of credit at March 31, 2020 and $170,000,000 outstanding at December 31, 2019. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 8 and long-term borrowings are discussed in Note 9 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with one correspondent bank in the amount of $50,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of March 31, 2020 and December 31, 2019, were $18,245,000 and $14,864,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity.   Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at March 31, 2020 and at December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Commitments to extend credit	$532,610	$557,364
Standby letters of credit	12,640	13,611
Mortgage loan rate-lock commitments	26,390	10,791

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2020 is asset sensitive. Management expects that the general direction of market interest rates will be stable to decreasing for the remainder of 2020.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2020 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	March 31, 2020
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$11,362	14.8%
Up 3.00%	8,541	11.1
Up 2.00%	5,651	7.4
Up 1.00%	2,743	3.6
Flat	—	—
Down 0.25%	(550)	(0.7)
Down 1.00%	(1,800)	(2.3)

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

Any changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company's interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. Decrease in yields due to the economic downturn in the wake of the COVID-19 pandemic have been projected in the model simulation.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2020 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	March 31, 2020
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$381,679	$156,510	69.5%
Up 3.00%	356,414	131,245	58.3
Up 2.00%	324,259	99,090	44.0
Up 1.00%	280,987	55,818	24.8
Flat	225,169	—	—
Down 0.25%	208,574	(16,595)	(7.4)
Down 1.00%	129,464	(95,705)	(42.5)

Due to the historically low interest rate environment, no measurement was considered necessary for a further decline in interest rates. Due to the significant drop in short-term interest rates as a result of the economic impact of the COVID-19 pandemic, the valuation of the deposit portfolio decreased significantly in addition to the earning asset portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The Company has previously described the primary risk factors in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.  It updates these risks as circumstances change and the discussion below supplements the previous disclosures.

The COVID-19 pandemic could adversely affect the Company and the adverse impacts on its business, financial position, and operations could be significant.  The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has created global economic disruptions and disruptions to the lives of people around the world.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief.  While the scope, duration, and full effects are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged time period or result in sustained economic stress or recession, many of the risk factors identified in the Company's December 31, 2019 Form 10-K could be exacerbated and such effects could have a material adverse impact on it in terms of credit quality, collateral values, ability of customers to repay loans, product demand, funding, operations, interest rate risk and human capital.

Measures enacted to contain the virus, including business shutdowns and shelter-in-place orders along with actions taken by individuals to ensure their safety, have resulted in significant changes to the corporate risk profile.  These actions have led to loss of revenues for the Company's business customers, extreme increases in national and state unemployment, disrupted global supply chains, market downturns and volatility, disruptions in consumer behavior and emergency response legislation, and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.  These changes have a significant adverse effect on the markets in which the Company operates and the demand for its products and services.

The Company has taken comprehensive steps to protect the health of its employees and customers by implementing business continuity plan protocols.  For its customers, it has closed branch lobbies but remains open to meet with customers by appointment only and maintained banking hours at branches throughout its footprint.  It  has continued to provide financial support to the communities it serves.  For its employees, the Company has cancelled all business travel, enabled approximately 65% of the workforce to work remotely and implemented safety protocols at each location for employees whose role requires they come into the office. These steps have not materially impacted the ability to serve its customers, conduct business or support its employees.  There is no guarantee these actions will be sufficient to successfully mitigate the risks presented by the COVID-19 pandemic and additional actions may be required.  Future actions deemed necessary by local, state or national leaders could hinder its ability to operate going forward.  Its business operations may be disrupted if key personnel or significant portions of the Company's employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  The Company's ability to serve its customers could be impacted if actions taken by vendors or business partners are unable to continue providing services the Company depends on.

COVID-19 continues to be a threat to the world.  The extent, severity and duration of the current and future actions are unprecedented and, until normal economic conditions resume, the Company is unable to accurately predict or measure the effects.  For this reason, the extent to which the COVID-19 pandemic affects its business, operations and financial conditions, as well as its regulatory capital and liquidity ratios is highly uncertain and unpredictable and depends on, among other things, new information that may emerge from the actions discussed above to combat the threats posed by the virus. If the pandemic is prolonged, the adverse impact on the markets served and on its business, operations and financial condition could deepen.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two-year period that ended on December 31, 2019.

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

Shares of the Company's common stock were repurchased during the three months ended March 31, 2020, as detailed below. Under the share repurchase program, the Company has the remaining authority to repurchase up to 259,474 shares of the Company's common stock as of March 31, 2020.  However, this program has been suspended for the near term due to COVID-19.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 31, 2020	7,434	$35.41	7,434	392,566
February 29, 2020	117,267	35.96	117,267	275,299
March 31, 2020	15,825	31.64	15,825	259,474
Total	140,526	$35.44	140,526

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2020 and March 31, 2019, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 8, 2020		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - May 8, 2020		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 8, 2020		(principal accounting officer)