Form 10-Q
period 2020-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2020-08-06
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 30, 2020, the Company had 10,964,320 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2020	(Audited) December 31, 2019
Assets
Cash and due from banks	$44,607	$32,505
Interest-bearing deposits in other banks	206,998	47,077

Securities available for sale, at fair value	322,523	379,195
Restricted stock, at cost	8,694	8,630
Loans held for sale	2,845	2,027

Loans, net of deferred fees and costs	2,101,711	1,830,815
Less allowance for loan losses	(18,507)	(13,152)
Net loans	2,083,204	1,817,663
Premises and equipment, net	39,571	39,848
Other real estate owned, net of valuation allowance	984	1,308
Goodwill	85,048	84,002
Core deposit intangibles, net	6,884	7,728
Bank owned life insurance	28,122	27,817
Other assets	35,059	30,750
Total assets	$2,864,539	$2,478,550

Liabilities
Demand deposits -- noninterest bearing	$824,679	$578,606
Demand deposits -- interest bearing	406,322	328,015
Money market deposits	562,061	504,651
Savings deposits	200,518	177,505
Time deposits	438,196	471,770
Total deposits	2,431,776	2,060,547
Customer repurchase agreements	46,296	40,475
Subordinated debt	7,508	7,517
Junior subordinated debt	28,080	28,029
Other liabilities	23,446	21,724
Total liabilities	2,537,106	2,158,292

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 10,964,320 shares outstanding at June 30, 2020 and 11,071,540 shares outstanding at December 31, 2019	10,911	11,019
Capital in excess of par value	154,222	158,244
Retained earnings	159,586	151,478
Accumulated other comprehensive income (loss), net	2,714	(483)
Total shareholders' equity	327,433	320,258
Total liabilities and shareholders' equity	$2,864,539	$2,478,550

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and Dividend Income:
Interest and fees on loans	$21,379	$22,629	$42,700	$38,267
Interest and dividends on securities:
Taxable	1,646	1,980	3,683	3,801
Tax-exempt	111	239	223	526
Dividends	128	105	260	189
Other interest income	33	258	297	524
Total interest and dividend income	23,297	25,211	47,163	43,307
Interest Expense:
Interest on deposits	2,478	3,520	5,790	5,992
Interest on short-term borrowings	66	178	195	350
Interest on long-term borrowings	—	14	—	14
Interest on subordinated debt	123	122	245	122
Interest on junior subordinated debt	370	388	754	772
Total interest expense	3,037	4,222	6,984	7,250
Net Interest Income	20,260	20,989	40,179	36,057
Provision for (recovery of) loan losses	4,759	(10)	5,712	6
Net Interest Income After Provision for (Recovery of) Loan Losses	15,501	20,999	34,467	36,051
Noninterest Income:
Trust fees	953	933	1,965	1,847
Service charges on deposit accounts	541	724	1,262	1,318
Other fees and commissions	951	1,015	1,892	1,723
Mortgage banking income	893	586	1,442	992
Securities gains, net	—	147	814	470
Brokerage fees	172	186	383	333
Income (loss) from Small Business Investment Companies	(119)	(137)	(64)	31
Losses on premises and equipment, net	—	(87)	(82)	(87)
Other	444	315	718	506
Total noninterest income	3,835	3,682	8,330	7,133
Noninterest Expense:
Salaries	4,805	7,048	10,864	11,712
Employee benefits	1,386	1,425	2,687	2,655
Occupancy and equipment	1,327	1,431	2,693	2,515
FDIC assessment	176	169	271	294
Bank franchise tax	425	412	851	702
Core deposit intangible amortization	417	458	844	513
Data processing	785	717	1,548	1,249
Software	403	321	759	645
Other real estate owned, net	15	(44)	6	(31)
Merger related expenses	—	10,871	—	11,322
Other	2,693	3,508	5,243	5,669
Total noninterest expense	12,432	26,316	25,766	37,245
Income (Loss) Before Income Taxes	6,904	(1,635)	17,031	5,939
Income Tax Expense (Benefit)	1,422	(405)	3,007	1,166
Net Income (Loss)	$5,482	$(1,230)	$14,024	$4,773
Net Income (Loss) Per Common Share:
Basic	$0.50	$(0.11)	$1.28	$0.48
Diluted	$0.50	$(0.11)	$1.28	$0.48
Weighted Average Common Shares Outstanding:
Basic	10,959,545	11,126,800	10,992,365	9,942,566
Diluted	10,963,248	11,126,800	10,997,279	9,952,115

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$5,482	$(1,230)

Other comprehensive income:

Unrealized gains on securities available for sale	1,659	4,106
Tax effect	(358)	(920)

Reclassification adjustment for gains on sales or calls of securities available for sale	—	(136)
Tax effect	—	31

Unrealized losses on cash flow hedges	(129)	(1,086)
Tax effect	28	243

Other comprehensive income	1,200	2,238

Comprehensive income	$6,682	$1,008

	Six Months Ended June 30,
	2020	2019
Net income	$14,024	$4,773

Other comprehensive income:

Unrealized gains on securities available for sale	7,848	8,075
Tax effect	(1,694)	(1,809)

Reclassification adjustment for gains on sales or calls of securities available for sale	(814)	(140)
Tax effect	176	32

Unrealized losses on cash flow hedges	(2,958)	(1,811)
Tax effect	639	405

Other comprehensive income	3,197	4,752

Comprehensive income	$17,221	$9,525

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended June 30, 2020 and 2019
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, March 31, 2019	$8,705	$78,738	$145,351	$(3,321)	$229,473

Net loss	—	—	(1,230)	—	(1,230)

Other comprehensive income	—	—	—	2,238	2,238

Issuance of common stock for acquisition (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock options exercised (17,330 shares)	17	271	—	—	288

Equity based compensation (5,770 shares)	5	585	—	—	590

Cash dividends paid, $0.25 per share	—	—	(2,782)	—	(2,782)

Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917

Balance, March 31, 2020	$10,898	$153,817	$157,064	$1,514	$323,293

Net income	—	—	5,482	—	5,482

Other comprehensive income	—	—	—	1,200	1,200

Stock options exercised (50 shares)	—	1	—	—	1

Vesting of restricted stock (5,296 shares)	6	(6)	—	—	—

Equity based compensation (6,768 shares)	7	410	—	—	417

Cash dividends paid, $0.27 per share	—	—	(2,960)	—	(2,960)

Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2020 and 2019
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	4,773	—	4,773

Other comprehensive income	—	—	—	4,752	4,752

Issuance of common stock for acquisition (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock options exercised (30,530 shares)	30	548	—	—	578

Vesting of restricted stock (20,285 shares)	20	(20)	—	—	—

Equity based compensation (28,802 shares)	9	894	—	—	903

Cash dividends paid, $0.50 per share	—	—	(4,971)	—	(4,971)

Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917

Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	14,024	—	14,024

Other comprehensive income	—	—	—	3,197	3,197

Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,793 shares)	2	28	—	—	30

Vesting of restricted stock (17,541 shares)	18	(18)	—	—	—

Equity based compensation (31,513 shares)	13	808	—	—	821

Cash dividends paid, $0.54 per share	—	—	(5,916)	—	(5,916)

Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$14,024	$4,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,712	6
Depreciation	1,045	958
Net accretion of acquisition accounting adjustments	(1,759)	(1,373)
Core deposit intangible amortization	844	513
Net amortization of securities	520	613
Net gain on sale or call of securities available for sale	(814)	(140)
Net change in fair value of equity securities	—	(330)
Gain on sale of loans held for sale	(1,442)	(992)
Proceeds from sales of loans held for sale	67,529	41,962
Originations of loans held for sale	(66,905)	(43,495)
Net gain on other real estate owned	(27)	(134)
Valuation allowance on other real estate owned	—	56
Net loss on sale or disposal of premises and equipment	82	87
Equity based compensation expense	821	903
Earnings on bank owned life insurance	(305)	(264)
Deferred income tax expense	242	222
Net change in other assets	(5,430)	9,109
Net change in other liabilities	(1,508)	(2,118)
Net cash provided by operating activities	12,629	10,356

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	317
Proceeds from sales of securities available for sale	5,811	29,878
Proceeds from maturities, calls and paydowns of securities available for sale	143,590	38,817
Purchases of securities available for sale	(85,401)	(26,312)
Net change in restricted stock	(64)	39
Net increase in loans	(269,619)	(33,371)
Purchases of premises and equipment	(1,370)	(1,299)
Proceeds from sales of other real estate owned	144	1,137
Cash paid in bank acquisition	—	(27)
Cash acquired in bank acquisition	—	26,283
Net cash provided by (used in) investing activities	(206,909)	35,462

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	404,803	(36,239)
Net change in time deposits	(33,454)	(14,373)
Net change in customer repurchase agreements	5,821	1,979
Net change in other short-term borrowings	—	(1,355)
Net change in long-term borrowings	—	(778)
Common stock dividends paid	(5,916)	(4,971)
Repurchase of common stock	(4,981)	—
Proceeds from exercise of stock options	30	578
Net cash provided by (used in) financing activities	366,303	(55,159)
Net Increase (Decrease) in Cash and Cash Equivalents	172,023	(9,341)
Cash and Cash Equivalents at Beginning of Period	79,582	64,255
Cash and Cash Equivalents at End of Period	$251,605	$54,914

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

The consolidated financial statements include the accounts of American National Bankshares Inc. (NASDAQ: AMNB) (the "Company") and its wholly owned subsidiary, American National Bank and Trust Company (the "Bank"). The Company is a multi-state bank holding company headquartered in Danville, Virginia. The Bank is a community bank organization serving Virginia and North Carolina with 26 banking offices. In addition to traditional retail, commercial and mortgage offerings, the Bank also provides trust and investment services through its Trust and Investment Services Division.

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

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. The government and private sector responses to contain its spread began to significantly affect the Company's operations beginning in March and will likely adversely affect its operations in the further quarters of 2020, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company.  These uncertainties include the nature and duration of the financial effects felt by its customers impacting their ability to perform in accordance with their underlying loan agreements, the Company’s ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of the Company's franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of the Company's financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods.  The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior period adjustments have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Developments

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

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. Through June 30, 2020, the Bank had applied this guidance and modified loans to over 729 customers on loan balances of approximately $395 million.  As of August 1, 2020, the balance of loans remaining in this program was $219 million or 10.4% of the total portfolio as of that date.  The majority of modifications involved three-month deferments of principal and interest.  This interagency guidance is expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time.

The CARES Act included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020. As of August 1, 2020, the SBA had approved approximately 2,200 applications submitted by the Bank for loans in excess of $272 million. From a funding perspective, the Bank continues to utilize core funding sources for these loans.

Recent Accounting Pronouncements and other Authoritative Accounting Guidance

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

Effective  November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification ("ASC") 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In  March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this ASU provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On  March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an "accelerated filer" as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of "smaller reporting companies" to include entities with public float of less than $700 million and less than $100 million in annual revenues. If an entity’s annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies. The Company's annual revenues exceeded $100 million in the previous year, and the Company expects its annual revenues to exceed $100 million in future years and to remain an "accelerated filer."  Therefore, this change is not expected to have a significant impact on the Company’s annual reporting and audit requirements.

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

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-K for the year ended December 31, 2019 (dollars in thousands):

Goodwill at December 31, 2019	$40,130
Effect of adjustments to:
Premises and equipment	520
Other real estate owned	254
Other liabilities	272
Goodwill at June 30, 2020	$41,176

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

Direct costs related to the HomeTown acquisition were expensed as incurred. There were no merger related expenses during the six months ended June 30, 2020 compared to $11.3 million of merger expenses recorded during the six months ended June 30, 2019.

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

Unaudited Pro forma Three Months Ended
June 30, 2019
Total revenues (1)	$24,671
Net income	7,506

Unaudited Pro forma Six Months Ended
June 30, 2019
Total revenues (1)	$45,768
Net income	13,382

__________________________

(1) Includes net interest income and noninterest income.

Note 3 – Securities

The amortized cost and fair value of investments in debt securities at June 30, 2020 were as follows (dollars in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$9,998	$—	$—	$9,998
Federal agencies and GSEs	51,382	2,088	32	53,438
Mortgage-backed and CMOs	193,961	6,988	30	200,919
State and municipal	44,935	1,751	6	46,680
Corporate	11,512	44	68	11,488
Total securities available for sale	$311,788	$10,871	$136	$322,523

The Company had no remaining equity securities at June 30, 2020. The Company had equity securities with a fair value of $125,000 at  June 30, 2019 and recognized in income a $330,000 change in the fair value of equity securities during the first six months of 2019. During the 2019  six-month period, the Company sold $317,000 in equity securities at fair value.

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

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2020 and  December 31, 2019 was as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
FRB stock	$6,437	$6,415
FHLB stock	2,257	2,215
Total restricted stock	$8,694	$8,630

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020.  The reference point for determining when securities are in an unrealized loss position is month end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at June 30, 2020, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$9,998	$—	$9,998	$—	$—	$—
Federal agencies and GSEs	14,468	32	13,013	7	1,455	25
Mortgage-backed and CMOs	9,652	30	9,652	30	—	—
State and municipal	1,352	6	1,352	6	—	—
Corporate	8,631	68	—	—	8,631	68
Total	$44,101	$136	$34,015	$43	$10,086	$93

U.S. Treasury: The unrealized loss associated with one U.S. Treasury bill is due to normal market fluctuations. The contractual cash flows of this investment are guaranteed by the U.S. Government. Accordingly, it is expected that this security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2020.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 16 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Mortgage-backed securities: The unrealized losses on the Company's investment in two GSE mortgage-backed securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") was due to normal market fluctuations. The contractual cash flows of this investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2020.

State and municipal securities:  The unrealized losses on two state and municipal securities were caused by normal market fluctuations. Both of these securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Corporate securities:  The unrealized losses on five corporate securities were caused by normal market fluctuations and not credit deterioration. The majority of these securities remain investment grade, and the Company’s analysis did not indicate the existence of credit loss. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  June 30, 2020.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2020, and no impairment has been recognized.

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

Other-Than-Temporarily-Impaired Securities

As of June 30, 2020 and December 31, 2019, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on, and the proceeds from the sale of, securities available for sale during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Realized gains (losses):
Gross realized gains	$—	$814
Gross realized losses	—	—
Net realized gains	$—	$814
Proceeds from sales of securities	$—	$5,811

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Realized gains (losses):
Gross realized gains	$190	$194
Gross realized losses	(54)	(54)
Net realized gains	$136	$140
Proceeds from sales of securities	$29,878	$29,878

Note 4 – Loans

Loans, excluding loans held for sale, at June 30, 2020 and  December 31, 2019, were comprised of the following (dollars in thousands):

	June 30, 2020	December 31, 2019
Commercial	$566,859	$339,077
Commercial real estate:
Construction and land development	141,392	137,920
Commercial real estate	978,768	899,199
Residential real estate:
Residential	291,242	324,315
Home equity	114,397	119,423
Consumer	9,053	10,881
Total loans	$2,101,711	$1,830,815

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at June 30, 2020 and  December 31, 2019 are as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Outstanding principal balance	$316,531	$393,618
Carrying amount	301,811	377,130

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Outstanding principal balance	$48,457	$53,600
Carrying amount	38,374	43,028

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the six months ended June 30, 2020 and the year ended December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Balance at January 1	$7,893	$4,633
Additions from merger with HomeTown	—	4,410
Accretion	(1,696)	(3,304)
Reclassification from nonaccretable difference	1,730	736
Other changes, net*	151	1,418
	$8,078	$7,893

* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$19	$—	$13	$260	$292	$566,567	$566,859
Commercial real estate:
Construction and land development	—	—	—	8	8	141,384	141,392
Commercial real estate	—	88	212	1,662	1,962	976,806	978,768
Residential:
Residential	202	250	125	750	1,327	289,915	291,242
Home equity	340	—	25	174	539	113,858	114,397
Consumer	23	5	—	1	29	9,024	9,053
Total	$584	$343	$375	$2,855	$4,157	$2,097,554	$2,101,711

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$325	$163	$52	$857	$1,397	$337,680	$339,077
Commercial real estate:
Construction and land development	58	—	—	11	69	137,851	137,920
Commercial real estate	217	434	—	274	925	898,274	899,199
Residential:
Residential	639	260	282	685	1,866	322,449	324,315
Home equity	49	90	27	113	279	119,144	119,423
Consumer	73	13	—	4	90	10,791	10,881
Total	$1,361	$960	$361	$1,944	$4,626	$1,826,189	$1,830,815

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2020 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$33	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	1,620	1,617	—	866	53
Residential:
Residential	900	908	—	821	22
Home equity	43	43	—	41	3
Consumer	—	—	—	—	—
	$2,563	$2,568	$—	$1,761	$79
With a related allowance recorded:
Commercial	$149	$144	$122	$574	$13
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	259	259	138	173	8
Residential
Residential	248	248	26	251	6
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$656	$651	$286	$998	$27
Total:
Commercial	$149	$144	$122	$607	$14
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	1,879	1,876	138	1,039	61
Residential:
Residential	1,148	1,156	26	1,072	28
Home equity	43	43	—	41	3
Consumer	—	—	—	—	—
	$3,219	$3,219	$286	$2,759	$106

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

During the three months ended June 30, 2020, there were three loans modified as TDRs. One was a home equity loan, and two were commercial real estate loans, all included in the impaired loan balances. The home equity loan was an extension of maturity with a pre- and post-modification outstanding recorded investment of  $6,000. The two commercial real estate loans were payment deferrals with an aggregate pre-and post-modification outstanding recorded investment of $1,158,000. In addition, the six-month period included a residential real estate loan modified as a TDR in the first quarter of 2020. The residential real estate loan was included in the impaired loan balances and was a payment deferral with a pre- and post-modification outstanding recorded investment of $82,000. There was one residential real estate loan modified as a TDR during the three and six months ended June 30, 2019. This TDR was included in the impaired loan balances and was an extension of the loan maturity with a pre-and post-modification outstanding recorded investment of $207,000.

During the six months ended June 30, 2020, the Company had one commercial real estate loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. During the six months ended June 30, 2019, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

On March 20, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The Bank implemented a DAP to provide relief to its borrowers under this guidance. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  At quarter-end  June 30, 2020, the Bank had applied this guidance and modified loans to 729 commercial real estate customers on loan balances of approximately $395 million.  As of  August 1, 2020, the balance of loans remaining in this program was $219 million, or 10.4% of our total portfolio on that date.  The majority of modifications involved three-month deferments of principal and interest.

The CARES Act included an allocation of $659 billion for loans to be issued by financial institutions through the SBA.  This program is known as the Paycheck Protection Program.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020. As of August 1 2020, the SBA had approved approximately 2,200 applications submitted by the Bank for loans in excess of $272 million. From a funding perspective, the Bank continues to utilize core funding sources for these loans.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2020, the commercial real estate portfolio included concentrations of $77 million, $46 million and $178 million in hotel, restaurants, and retail loans, respectively.  These concentrations total 14.4% of total loans.

Residential Real Estate in Process of Foreclosure

The Company had $149,000 and $161,000 in residential real estate loans in the process of foreclosure at June 30, 2020 and December 31, 2019, respectively. The Company had $237,000 and $285,000 in residential OREO at June 30, 2020 and December 31, 2019, respectively.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of June 30, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$559,180	$135,124	$942,737	$283,239	$113,882
Special Mention	6,604	3,014	16,370	4,586	—
Substandard	1,025	3,254	19,661	3,417	515
Doubtful	50	—	—	—	—
Total	$566,859	$141,392	$978,768	$291,242	$114,397

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$9,052
Nonperforming	1
Total	$9,053

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2019 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$328,488	$130,694	$860,615	$316,454	$118,960
Special Mention	8,710	4,133	22,117	4,370	—
Substandard	1,144	3,093	16,467	3,491	463
Doubtful	735	—	—	—	—
Total	$339,077	$137,920	$899,199	$324,315	$119,423

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$10,877
Nonperforming	4
Total	$10,881

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments at and for the indicated dates and periods are presented below (dollars in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Allowance for Loan Losses
Balance, beginning of period	$13,152	$12,805	$12,805
Provision for loan losses	5,712	456	6
Charge-offs	(549)	(333)	(123)
Recoveries	192	224	98
Balance, end of period	$18,507	$13,152	$12,786

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$329	$217	$217
Provision for unfunded commitments	12	112	99
Balance, end of period	$341	$329	$316

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2020 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2019	$2,657	$7,416	$3,023	$56	$13,152
Provision for loan losses	967	3,783	942	20	5,712
Charge-offs	(411)	—	(62)	(76)	(549)
Recoveries	26	58	33	75	192
Balance at June 30, 2020	$3,239	$11,257	$3,936	$75	$18,507

Balance at June 30, 2020:

Allowance for Loan Losses
Individually evaluated for impairment	$122	$138	$26	$—	$286
Collectively evaluated for impairment	3,097	11,092	3,705	75	17,969
Acquired impaired loans	20	27	205	—	252
Total	$3,239	$11,257	$3,936	$75	$18,507

Loans
Individually evaluated for impairment	$149	$1,879	$1,191	$—	$3,219
Collectively evaluated for impairment	566,162	1,088,707	396,211	9,038	2,060,118
Acquired impaired loans	548	29,574	8,237	15	38,374
Total	$566,859	$1,120,160	$405,639	$9,053	$2,101,711

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

The provision for loan losses for the 2020 period reflects an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic.  Sharp declines in employment, gross national product, housing and auto sales, housing starts and business activity in general indicates possible credit losses. The Bank has been actively working with borrowers at risk who were impacted by the stay-at-home orders, utilizing its DAP to include short-term deferments of principal and interest and short-term acceptance of interest-only payments.  Many of the Bank's customers have applied for and received PPP loans.   Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known.  The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

Note 6 – Goodwill and Other Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. No indicators of impairment were identified as of June 30, 2020. The Company performed a qualitative assessment of goodwill as of June 30, 2020 and determined the fair value exceeded the carrying value. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

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

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2020, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$84,002	$7,728
Measurement period adjustments	1,046	—
Amortization	—	(844)
Impairment	—	—
Balance at June 30, 2020	$85,048	$6,884

Note 7 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and, consistent with such elections, did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4,413,000 at the date of adoption, which is related to the Company's lease of premises used in operations. In connection with the HomeTown merger, the Company added $1,816,000 to the right-of-use asset and $1,736,000 to the lease liability. The aggregate right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Lease liabilities	$4,966	$5,369
Right-of-use assets	$4,924	$5,340
Weighted average remaining lease term (years)	7.92	8.17
Weighted average discount rate	3.23%	3.21%

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Lease cost
Operating lease cost	$249	$283
Short-term lease cost	1	1
Total lease cost	$250	$284

Cash paid for amounts included in the measurement of lease liabilities	$243	$274

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$499	$494
Short-term lease cost	2	2
Total lease cost	$501	$496

Cash paid for amounts included in the measurement of lease liabilities	$485	$483

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2020
Six months ending December 31, 2020	$473
Twelve months ending December 31, 2021	943
Twelve months ending December 31, 2022	920
Twelve months ending December 31, 2023	817
Twelve months ending December 31, 2024	499
Twelve months ending December 31, 2025	473
Thereafter	1,549
Total undiscounted cash flows	5,674
Discount	(708)
Lease liabilities	$4,966

Note 8 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with one correspondent bank in the amount of $50,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Customer repurchase agreements	$46,296	$40,475

Note 9 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of   June 30, 2020, $873,986,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of June 30, 2020 or December 31, 2019.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2020, the Bank's public deposits totaled $267,663,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2020, the Company had $205,000,000 in letters of credit with the FHLB outstanding, as well as $73,293,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

The carrying value of the subordinated debt includes a fair value adjustment of $8,000 at June 30, 2020. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through the redeemable date.

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

In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in the "Other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  June 30, 2020 and December 31, 2019 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,461	4,433

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,000	2,977

				$28,080	$28,029

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $694,000 and $609,000 at June 30, 2020 and $722,000 and $632,000 at  December 31, 2019, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$5,616	$5,750

	December 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,658	$3,450

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

A summary of stock option transactions for the six months ended June 30, 2020 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	13,944	$16.63
Granted	—	—
Exercised	(1,793)	16.63
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at June 30, 2020	12,151	$16.63	4.47	$102

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019.  As of June 30, 2020, there were no nonvested stock option grants and no unrecognized compensation expense.  The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2020 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2019	57,271	$34.84
Granted	19,327	37.26
Vested	(18,580)	34.46
Forfeited	(1,518)	32.25
Nonvested at June 30, 2020	56,500	$35.86

As of June 30, 2020 and December 31, 2019, there was $1,002,000 and $751,000 respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.58 years. The share based compensation expense for nonvested restricted stock was $409,000 and $585,000 during the first six months of 2020 and 2019, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2020, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Only outside directors receive board fees. The Company issued 13,704 and 8,793 shares and recognized share based compensation expense of $412,000 and $318,000 during the first six months of 2020 and 2019, respectively.

Note 14 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	10,959,545	$0.50	11,126,800	$(0.11)
Effect of dilutive securities - stock options	3,703	—	—	—
Diluted earnings (loss) per share	10,963,248	$0.50	11,126,800	$(0.11)

	Six Months Ended June 30,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,992,365	$1.28	9,942,566	$0.48
Effect of dilutive securities - stock options	4,914	—	9,549	—
Diluted earnings per share	10,997,279	$1.28	9,952,115	$0.48

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three and six month periods ended June 30, 2020 and 2019.

Note 15 – Employee Benefit Plans

The following information for the six months ended June 30, 2020 and 2019 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,
	2020	2019
Service cost	$—	$—
Interest cost	76	58
Expected return on plan assets	(142)	(68)
Recognized loss due to settlement	60	19
Recognized net actuarial loss	70	65
Net periodic cost	$64	$74

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2020 or December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2020 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$9,998	$—	$9,998	$—
Federal agencies and GSEs	53,438	—	53,438	—
Mortgage-backed and CMOs	200,919	—	200,919	—
State and municipal	46,680	—	46,680	—
Corporate	11,488	—	11,488	—
Total securities available for sale	$322,523	$—	$322,523	$—
Liabilities:
Derivative - cash flow hedges	$5,616	$—	$5,616	$—

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$14,987	$—	$14,987	$—
Federal agencies and GSEs	128,114	—	128,114	—
Mortgage-backed and CMOs	184,240	—	184,240	—
State and municipal	42,154	—	42,154	—
Corporate	9,700	—	9,700	—
Total securities available for sale	$379,195	$—	$379,195	$—
Liabilities:
Derivative - cash flow hedges	$2,658	$—	$2,658	$—

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

Repossessions:  Measurement for fair values for repossessions are the same as impaired loans. Any fair value adjustments are recorded in the period incurred as a valuation allowance against repossessions with the associated expense included in repossessions expense, net on the consolidated statements of income.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2020 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$370	$—	$—	$370
Other real estate owned, net	984	—	—	984
Repossessions	362	—	—	362

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$759	$—	$—	$759
Other real estate owned, net	1,308	—	—	1,308

Quantitative Information About Level 3 Fair Value Measurements as of June 30, 2020 and December 31, 2019:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.50% - 9.80%; 5.12%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2020 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$251,605	$251,605	$—	$—	$251,605
Securities available for sale	322,523	—	322,523	—	322,523
Restricted stock	8,694	—	8,694	—	8,694
Loans held for sale	2,845	—	2,845	—	2,845
Loans, net of allowance	2,083,204	—	—	2,072,726	2,072,726
Bank owned life insurance	28,122	—	28,122	—	28,122
Accrued interest receivable	8,921	—	8,921	—	8,921

Financial Liabilities:
Deposits	$2,431,776	$—	$2,436,267	$—	$2,436,267
Repurchase agreements	46,296	—	46,296	—	46,296
Subordinated debt	7,508	—	7,545	—	7,545
Junior subordinated debt	28,080	—	—	18,712	18,712
Accrued interest payable	1,004	—	1,004	—	1,004
Derivative - cash flow hedges	5,616	—	5,616	—	5,616

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

Segment information as of and for the three and six months ended June 30, 2020 and 2019 is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$23,297	$—	$23,297
Interest expense	3,037	—	3,037
Noninterest income	2,710	1,125	3,835
Income before income taxes	6,321	583	6,904
Net income	5,019	463	5,482
Depreciation and amortization	938	3	941
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	463	—	463

	Three Months Ended June 30, 2019
	Community Banking	Trust and Investment Services	Total
Interest income	$25,211	$—	$25,211
Interest expense	4,222	—	4,222
Noninterest income	2,563	1,119	3,682
Income (loss) before income taxes	(2,194)	559	(1,635)
Net income (loss)	(1,685)	455	(1,230)
Depreciation and amortization	1,009	2	1,011
Total assets	2,418,061	21	2,418,082
Goodwill	84,633	—	84,633
Capital expenditures	906	—	906

	Six Months Ended June 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$47,163	$—	$47,163
Interest expense	6,984	—	6,984
Noninterest income	5,982	2,348	8,330
Income before income taxes	15,838	1,193	17,031
Net income	13,046	978	14,024
Depreciation and amortization	1,883	6	1,889
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	1,366	4	1,370

	Six Months Ended June 30, 2019
	Community Banking	Trust and Investment Services	Total
Interest income	$43,307	$—	$43,307
Interest expense	7,250	—	7,250
Noninterest income	4,953	2,180	7,133
Income before income taxes	4,900	1,039	5,939
Net income	3,938	835	4,773
Depreciation and amortization	1,467	4	1,471
Total assets	2,418,061	21	2,418,082
Goodwill	84,633	—	84,633
Capital expenditures	1,292	7	1,299

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the six months ended June 30, 2020 and 2019 is shown in the following table (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$44,607	$34,460
Interest-bearing deposits in other banks	206,998	20,454
Cash and Cash Equivalents	$251,605	$54,914

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$7,193	$6,583
Income taxes	4,036	1,532
Noncash investing and financing activities:
Transfer of loans to other real estate owned	47	181
Transfer of loans to repossessions	362	—
Transfer from premises and equipment to other assets	—	445
Increase in operating lease right-of-use asset	—	4,413
Increase in operating lease liability	—	4,413
Unrealized gains on securities available for sale	7,034	7,935
Unrealized losses on cash flow hedges	(2,958)	(1,811)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	34,876
Restricted stock	—	2,588
Loans	—	444,324
Premises and equipment	—	12,554
Deferred income taxes	—	2,329
Core deposit intangible	—	8,200
Other real estate owned	—	1,442
Bank owned life insurance	—	8,246
Other assets	—	14,244

Liabilities assumed:
Deposits	—	483,626
Short-term FHLB advances	—	14,883
Long-term FHLB advances	—	778
Subordinated debt	—	7,530
Other liabilities	—	5,780

Consideration:
Issuance of common stock	—	82,470
Fair value of replacement stock options/restricted stock	—	753

Note 19 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2019	$(896)	$(1,187)	$(1,238)	$(3,321)

Net unrealized gains on securities available for sale, net of tax, $920	3,186	—	—	3,186

Reclassification adjustment for realized gains on securities, net of tax, $(31)	(105)	—	—	(105)

Net unrealized losses on cash flow hedges, net of tax, $(243)	—	(843)	—	(843)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

Balance at March 31, 2020	$7,117	$(4,302)	$(1,301)	$1,514

Net unrealized gains on securities available for sale, net of tax, $358	1,301	—	—	1,301

Net unrealized losses on cash flow hedges, net of tax, $(28)	—	(101)	—	(101)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized gains on securities available for sale, net of tax, $1,809	6,266	—	—	6,266

Reclassification adjustment for realized gains on securities, net of tax, $(32)	(108)	—	—	(108)

Unrealized losses on cash flow hedges, net of tax, $(405)	—	(1,406)	—	(1,406)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,694	6,154	—	—	6,154

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Unrealized losses on cash flow hedges, net of tax, $(639)	—	(2,319)	—	(2,319)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three and Six Months Ended June 30, 2020 and 2019

(dollars in thousands)

For the Three Months Ended June 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended June 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$136	Securities gains, net
	(31)	Income taxes
Total reclassifications	$105	Net of tax

For the Six Months Ended June 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

For the Six Months Ended June 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$140	Securities gains, net
	(32)	Income taxes
Total reclassifications	$108	Net of tax

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, may affect the operations, performance, business strategy, and results of the Company. Those factors include, but are not limited to, the following:

•	the impact of the ongoing COVID-19 pandemic and the associated efforts to limit the spread of the virus;
•	financial market volatility, including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
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

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic.  The spread of the virus has created a global health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place.  These actions, together with responses to the pandemic by all parties, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System ("Federal Reserve") will maintain a low interest rate environment for the foreseeable future.

The Company has implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities.  The Company has transitioned to a majority of its non-branch employees working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs.  It has cancelled all business travel, and it now holds all Company meetings through virtual platforms.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. Through June 30, 2020, the Bank had applied this guidance and modified loans to over 729 customers on loan balances of approximately $395 million.  As of August 1, 2020, the balance of loans remaining in this program was $219 million or 10.4% of the total portfolio as of that date.  The majority of modifications involved three-month deferments of principal and interest.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

The CARES Act included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020. As of August 1, 2020, the SBA approved approximately 2,200 applications submitted by the Bank for loans in excess of $272 million. From a funding perspective, the Bank continues to utilize core funding sources for these loans.  Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet, to support the programs and operations.

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

Acquired Loans with Specific Credit-Related Deterioration

Acquired loans with specific credit deterioration are accounted for by the Company in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. In accounting for purchased credit impaired loans, such loans are not classified as nonaccrual when they become 90 days past due. They are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments.

Goodwill and Intangible Assets

The Company performs its annual analysis as of June 30 each fiscal year. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. No indicators of impairment were identified during the six months ended June 30, 2020 or 2019.

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

RESULTS OF OPERATIONS

Executive Overview

Second quarter 2020 financial highlights include the following:

•	Earnings produced a return on average assets of 0.80% for the second quarter of 2020, compared to 1.37% in the previous quarter and (0.20%) for the same quarter in the prior year.

•	PPP loans drove the $247 million expansion in net loans receivable for the quarter. At June 30, 2020, PPP loans totaled $272 million; declines in other categories offset some of the growth during the quarter. In addition, average deposits grew 12.3% during the quarter, as proceeds from PPP funding contributed to significant deposit growth.

•	Net interest margin was 3.22% for the quarter, down from 3.52% in the first quarter of 2020 and down from 3.82% in the same quarter of the prior year.*

•	Noninterest revenues decreased $660 thousand, or 14.7%, when compared to the previous quarter, and increased $153 thousand, or 4.2%, compared to the same quarter in the prior year.

•	Noninterest expense decreased $902 thousand, or 6.8%, when compared to the previous quarter, and decreased $13.9 million, or 52.8% when compared to the same quarter in the prior year.

•	The second quarter provision for loan losses totaled $4.8 million, which compares to a provision of $953 thousand for the previous quarter, and a recovery of $10 thousand in the same quarter in the prior year. The allowance for loan losses as a percentage of loans held for investment increased to 0.88% at period end. Excluding PPP loans, the allowance as a percentage of loans increased to 1.00% at period end.

•	Nonperforming assets as a percentage of total assets remained stable at 0.16% at June 30, 2020 and at March 31, 2020, and up from 0.14% at June 30, 2019.

•	Annualized net charge-offs were 0.06% for the second quarter of 2020, compared to zero for the corresponding quarter in the prior year and up from 0.01% for the first quarter of 2020.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and other funding sources. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the weighted rate earned on average earning assets and the weighted rate paid on average interest-bearing liabilities

Three months ended June 30, 2020 and 2019

Net interest income on a taxable equivalent basis decreased $759,000 or 3.6% for the second quarter of 2020 compared to the same quarter of 2019. The largest cause of the year-over-year decrease was the five reductions of the federal funds rate over the period totaling 225 basis points, partially offset by PPP lending.  Average loan balances for the 2020 quarter were up $233,715,000 or 12.8% over the 2019 quarter, primarily due to PPP lending.  These loans had a balance of $272 million at June 30, 2020, earn 1% interest and generated fee income that is being accreted over the life of the loans.  The accretion attributed to the yield on the PPP portfolio but the increased average loan volume earning a much lower rate decreased yields for the second quarter of 2020.  Loan yields for the quarter were 81 basis points lower than the 2019 quarter.

For the second quarter of 2020, the Company's yield on interest-earning assets was 3.70%, compared to 4.58% for the second quarter of 2019. The cost of interest-bearing liabilities was 0.74% compared to 1.10%. The interest rate spread was 2.96% compared to 3.48%. The net interest margin, on a fully taxable equivalent basis, was 3.22% compared to 3.82%, a decrease of 60 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2020 and 2019.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Commercial	$513,765	$321,263	$4,377	$3,899	3.43%	4.87%
Real estate	1,529,723	1,485,665	16,901	18,578	4.42	5.00
Consumer	9,343	12,188	149	201	6.41	6.61
Total loans	2,052,831	1,819,116	21,427	22,678	4.18	4.99

Securities:
U.S. Treasury	2,250	—	9	—	1.60	—
Federal agencies and GSEs	47,197	140,516	284	858	2.41	2.44
Mortgage-backed and CMOs	203,268	127,718	1,059	809	2.08	2.53
State and municipal	42,742	68,185	288	480	2.70	2.82
Other securities	20,202	18,087	272	233	5.39	5.15
Total securities	315,659	354,506	1,912	2,380	2.42	2.69

Deposits in other banks	157,508	37,651	33	258	0.08	2.75

Total interest-earning assets	2,525,998	2,211,273	23,372	25,316	3.70	4.58

Non-earning assets	229,472	222,675

Total assets	$2,755,470	$2,433,948

Deposits:
Demand	$371,451	$335,879	115	112	0.12	0.13
Money market	554,318	448,722	591	1,394	0.43	1.25
Savings	192,354	179,375	24	98	0.05	0.22
Time	446,307	499,637	1,748	1,916	1.58	1.54
Total deposits	1,564,430	1,463,613	2,478	3,520	0.64	0.96

Customer repurchase agreements	43,716	35,657	66	140	1.61	1.57
Other short-term borrowings	—	7,627	—	38	—	1.99
Long-term borrowings	35,575	36,301	493	524	5.54	5.77
Total interest-bearing liabilities	1,643,721	1,543,198	3,037	4,222	0.74	1.10

Noninterest bearing demand deposits	760,901	559,944
Other liabilities	22,797	23,525
Shareholders' equity	328,051	307,281
Total liabilities and shareholders' equity	$2,755,470	$2,433,948

Interest rate spread					2.96%	3.48%
Net interest margin					3.22%	3.82%

Net interest income (taxable equivalent basis)			20,335	21,094
Less: Taxable equivalent adjustment			75	105
Net interest income			$20,260	$20,989

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30,
	2020 vs. 2019
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$478	$(1,393)	$1,871
Real estate	(1,677)	(2,215)	538
Consumer	(52)	(6)	(46)
Total loans	(1,251)	(3,614)	2,363
Securities:
U.S. Treasury	9	9	—
Federal agencies and GSEs	(574)	(12)	(562)
Mortgage-backed and CMOs	250	(163)	413
State and municipal	(192)	(20)	(172)
Other securities	39	11	28
Total securities	(468)	(175)	(293)
Deposits in other banks	(225)	(436)	211
Total interest income	(1,944)	(4,225)	2,281

Interest expense
Deposits:
Demand	3	(8)	11
Money market	(803)	(1,074)	271
Savings	(74)	(81)	7
Time	(168)	40	(208)
Total deposits	(1,042)	(1,123)	81
Customer repurchase agreements	(74)	(100)	26
Other short-term borrowings	(38)	(19)	(19)
Long-term borrowings	(31)	(21)	(10)
Total interest expense	(1,185)	(1,263)	78
Net interest income (taxable equivalent basis)	$(759)	$(2,962)	$2,203

Six months ended June 30, 2020 and 2019

Net interest income on a taxable equivalent basis increased $4,050,000 or 11.2% for the six months ended June 30, 2020 compared to the same period in 2019. This improvement in net interest income was primarily related to an increase in earning asset balances for the 2020 period compared to the 2019 period. Average loan balances for the 2020 period were up $354,537,000 or 22.3% over the 2019 period, primarily due to PPP lending and the HomeTown acquisition. Loan yields for thesix months ended June 30, 2020 were 43 basis points lower than the 2019 period. The impact of PPP loans earning 1% further compounded the downward pressure imposed by the Federal Reserve's interest rate cuts during the twelve months ended June 30, 2020.

For the six months ended June 30, 2020, the Company's yield on interest-earning assets was 3.95%, compared to 4.41% for the prior year period. The cost of interest-bearing liabilities was 0.87% compared to 1.06%. The interest rate spread was 3.08% compared to 3.35%. The net interest margin, on a fully taxable equivalent basis, was 3.36% compared to 3.67%, a decrease of 31 basis points. The decrease in net interest margin was driven by declining interest rates.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2020 and 2019.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Commercial	$423,343	$293,575	$7,919	$6,790	3.76%	4.66%
Real estate	1,509,520	1,285,842	34,564	31,294	4.58	4.87
Consumer	9,692	8,601	307	276	6.37	6.47
Total loans	1,942,555	1,588,018	42,790	38,360	4.41	4.84

Securities:
U.S. Treasury	5,650	—	44	—	1.56	—
Federal agencies and GSEs	75,254	139,993	861	1,708	2.29	2.44
Mortgage-backed and CMOs	200,521	119,754	2,202	1,502	2.20	2.51
State and municipal	41,784	73,362	576	1,018	2.76	2.78
Other securities	19,486	16,090	537	411	5.51	5.11
Total securities	342,695	349,199	4,220	4,639	2.46	2.66

Deposits in other banks	115,209	38,670	297	524	0.52	2.73

Total interest-earning assets	2,400,459	1,975,887	47,307	43,523	3.95	4.41

Non-earning assets	223,072	174,270

Total assets	$2,623,531	$2,150,157

Deposits:
Demand	$351,404	$287,424	238	126	0.14	0.09
Money market	534,828	422,359	1,779	2,548	0.67	1.22
Savings	185,625	156,843	77	107	0.08	0.14
Time	458,140	431,900	3,696	3,211	1.62	1.50
Total deposits	1,529,997	1,298,526	5,790	5,992	0.76	0.93

Customer repurchase agreements	42,617	39,161	195	311	0.92	1.60
Other short-term borrowings	2	3,865	—	39	0.50	2.02
Long-term borrowings	35,565	32,142	999	908	5.62	5.65
Total interest-bearing liabilities	1,608,181	1,373,694	6,984	7,250	0.87	1.06

Noninterest bearing demand deposits	667,632	490,263
Other liabilities	21,906	19,992
Shareholders' equity	325,812	266,208
Total liabilities and shareholders' equity	$2,623,531	$2,150,157

Interest rate spread					3.08%	3.35%
Net interest margin					3.36%	3.67%

Net interest income (taxable equivalent basis)			40,323	36,273
Less: Taxable equivalent adjustment			144	216
Net interest income			$40,179	$36,057

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30,
	2020 vs. 2019
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$1,129	$(1,472)	$2,601
Real estate	3,270	(1,933)	5,203
Consumer	31	(4)	35
Total loans	4,430	(3,409)	7,839
Securities:
U.S. Treasury	44	44	—
Federal agencies and GSEs	(847)	(100)	(747)
Mortgage-backed and CMOs	700	(207)	907
State and municipal	(442)	(7)	(435)
Other securities	126	34	92
Total securities	(419)	(236)	(183)
Deposits in other banks	(227)	(668)	441
Total interest income	3,784	(4,313)	8,097

Interest expense
Deposits:
Demand	112	80	32
Money market	(769)	(1,334)	565
Savings	(30)	(47)	17
Time	485	283	202
Total deposits	(202)	(1,018)	816
Customer repurchase agreements	(116)	(141)	25
Other short-term borrowings	(39)	(20)	(19)
Long-term borrowings	91	(5)	96
Total interest expense	(266)	(1,184)	918
Net interest income (taxable equivalent basis)	$4,050	$(3,129)	$7,179

Noninterest Income

Three months ended June 30, 2020 and 2019

For the quarter ended June 30, 2020, noninterest income increased $153,000 or 4.2% compared to the comparable 2019 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$953	$933	$20	2.1%
Service charges on deposit accounts	541	724	(183)	(25.3)
Other fees and commissions	951	1,015	(64)	(6.3)
Mortgage banking income	893	586	307	52.4
Securities gains, net	—	147	(147)	(100.0)
Brokerage fees	172	186	(14)	(7.5)
Loss from SBICs	(119)	(137)	18	(13.1)
Losses on premises and equipment, net	—	(87)	87	(100.0)
Other	444	315	129	41.0
Total noninterest income	$3,835	$3,682	$153	4.2

Service charge income decreased $183,000 in the second quarter of 2020 compared to the second quarter of 2019, and other fees and commissions decreased $64,000. Due to the actions taken to combat COVID-19 such as stay-at-home orders and restaurant and retail changes, debit card income decreased as consumers did not spend at the same levels in the second quarter of 2020 as 2019. The Company saw decreases in overdraft and related fees, another component of service charge income, caused by consumer spending decreases during the same period. Mortgage banking income increased $307,000 in the 2020 quarter compared to the 2019 quarter, primarily due to increased volume of applications for purchases and refinancing as rates hit historical lows in 2020.  Net securities gains decreased $147,000 in the 2020 quarter compared to the same quarter in 2019.

Six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, noninterest income increased $1,197,000 or 16.8% compared to the comparable 2019 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$1,965	$1,847	$118	6.4%
Service charges on deposit accounts	1,262	1,318	(56)	(4.2)
Other fees and commissions	1,892	1,723	169	9.8
Mortgage banking income	1,442	992	450	45.4
Securities gains, net	814	470	344	73.2
Brokerage fees	383	333	50	15.0
Income (loss) from SBICs	(64)	31	(95)	(306.5)
Losses on premises and equipment, net	(82)	(87)	5	(5.7)
Other	718	506	212	41.9
Total noninterest income	$8,330	$7,133	$1,197	16.8

Trust fees increased $118,000 for the six months ended June 30, 2020 compared to the same period in 2019. Other fees and commissions increased $169,000 in the 2020 period compared to the 2019 period, mostly on the strength of debit card fee revenue in the first quarter. Mortgage banking income increased $450,000 for the six months ended June 30, 2020 compared to the 2019 period. The increase in 2020 is a result of historically low rates in the first six months of 2020 resulting in increased application volume for new purchases and refinancing of existing loans.  Net securities gains increased $344,000 in the 2020 period compared to the same period in 2019.

Noninterest Expense

Three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, noninterest expense decreased $13,884,000 or 52.8%. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest Expense
Salaries	$4,805	$7,048	$(2,243)	(31.8)%
Employee benefits	1,386	1,425	(39)	(2.7)
Occupancy and equipment	1,327	1,431	(104)	(7.3)
FDIC assessment	176	169	7	4.1
Bank franchise tax	425	412	13	3.2
Core deposit intangible amortization	417	458	(41)	(9.0)
Data processing	785	717	68	9.5
Software	403	321	82	25.5
Other real estate owned, net	15	(44)	59	134.1
Merger related expenses	—	10,871	(10,871)	(100.0)
Other	2,693	3,508	(815)	(23.2)
Total noninterest expense	$12,432	$26,316	$(13,884)	(52.8)

Salaries expense decreased $2,243,000 in the 2020 quarter as compared to the 2019 quarter. Total full-time equivalent employees ("FTEs") were 345 at the end of the second quarter of 2020, down from 371 at the end of the second quarter of 2019, for a decrease of 26 FTEs. Contributing to the decrease was a reduction in salary expenses of $1.6 million for the deferral of loan costs related to PPP originations. These costs were deferred at loan origination and are being amortized to interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination date. These costs are amortized against the related loan fees received from the origination of the PPP loans in interest income.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans. Occupancy and equipment expense decreased $104,000 in the 2020 quarter compared to the 2019 quarter. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $10,871,000 during the second quarter of 2019.

Six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, noninterest expense decreased $11,479,000 or 30.8%. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest Expense
Salaries	$10,864	$11,712	$(848)	(7.2)%
Employee benefits	2,687	2,655	32	1.2
Occupancy and equipment	2,693	2,515	178	7.1
FDIC assessment	271	294	(23)	(7.8)
Bank franchise tax	851	702	149	21.2
Core deposit intangible amortization	844	513	331	64.5
Data processing	1,548	1,249	299	23.9
Software	759	645	114	17.7
Other real estate owned, net	6	(31)	37	119.4
Merger related expenses	—	11,322	(11,322)	(100.0)
Other	5,243	5,669	(426)	(7.5)
Total noninterest expense	$25,766	$37,245	$(11,479)	(30.8)

Salaries expense decreased $848,000 for the six months ended June 30, 2020 compared to the 2019 period. Total FTEs were 345 at the end of the second quarter of 2020, down from 371 at the end of the second quarter of 2019, for a decrease of 26 FTEs. Contributing to the decrease was a reduction in salary expenses of $1.6 million for the deferral of loan costs related to PPP originations in the second quarter of 2020. Occupancy and equipment expense increased $178,000 for the six months ended June 30, 2020 compared to the 2019 period, primarily due to the HomeTown acquisition in the second quarter of 2019. Core deposit intangible amortization increased $331,000 in the 2020 period compared to the same period in 2019 due to the HomeTown acquisition. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,322,000 during the 2019 period.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2020 quarter was 49.74% compared to 60.94% for the 2019 quarter. The improved ratio resulted from a myriad of factors, with lower noninterest expenses having the greatest impact.  This includes the previously discussed deferral of $1.6 million of PPP loan origination costs in the second quarter of 2020.  Other expenses were down in 2020 due to the pandemic while 2019 included other miscellaneous costs related to the assimilation of HomeTown into the Company. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Efficiency Ratio
Noninterest expense	$12,432	$26,316	$25,766	$37,245
Add: gain on sale of OREO	8	76	35	78
Subtract: core deposit intangible amortization	(417)	(458)	(844)	(513)
Subtract: merger related expense	—	(10,871)	—	(11,322)
	$12,023	$15,063	$24,957	$25,488

Net interest income	$20,260	$20,989	$40,179	$36,057
Tax equivalent adjustment	75	105	144	216
Noninterest income	3,835	3,682	8,330	7,133
Subtract: gain on securities	—	(147)	(814)	(470)
Add: loss on fixed assets	—	87	82	87
	$24,170	$24,716	$47,921	$43,023

Efficiency ratio	49.74%	60.94%	52.08%	59.24%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$21,427	$22,678	$42,790	$38,360
Interest income - investments and other	1,945	2,638	4,517	5,163
Interest expense - deposits	(2,478)	(3,520)	(5,790)	(5,992)
Interest expense - customer repurchase agreements	(66)	(140)	(195)	(311)
Interest expense - other short-term borrowings	—	(38)	—	(39)
Interest expense - long-term borrowings	(493)	(524)	(999)	(908)
Total net interest income	$20,335	$21,094	$40,323	$36,273
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(48)	$(49)	$(90)	$(93)
Tax benefit realized on non-taxable interest income - municipal securities	(27)	(56)	(54)	(123)
GAAP measures	$20,260	$20,989	$40,179	$36,057

Income Taxes

The effective tax rate for the second quarter of 2020 was 20.60% compared to (24.77)% for the second quarter of 2019. The income tax benefit in the second quarter of 2019 was due to a pretax loss of $1,635,000 resulting primarily from $10,871,000 of merger related expense during the quarter. The effective tax rate for the six months ended June 30, 2020 and 2019 was 17.66% and 19.63%, respectively. The decreased rate for the 2020 period compared to the rate for the 2019 period is a result of tax benefits recognized. As a result of the enactment of the CARES Act in the first quarter of 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. An income tax benefit was realized for the difference between the current corporate income tax rate of 21% and the higher federal corporate tax rate of 35% prior to 2018.

The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments.  The net accretion impact for the three and six months ended June 30, 2020 and 2019, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended June 30, 2020	$775	$47	$(21)	$801
For the three months ended June 30, 2019	995	144	(21)	1,118

For the six months ended June 30, 2020	1,681	120	(42)	1,759
For the six months ended June 30, 2019	1,276	144	(47)	1,373

For the remaining six months of 2020 (estimated)	1,094	61	(42)	1,113
For the years ending (estimated):
2021	1,876	78	(102)	1,852
2022	1,199	50	(102)	1,147
2023	750	30	(102)	678
2024	454	5	(102)	357
2025	360	2	(102)	260
Thereafter (estimated)	1,928	3	(743)	1,188

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

The available for sale securities portfolio was $322,523,000 at June 30, 2020, compared to $379,195,000 at December 31, 2019, a decrease of $56,672,000 or 14.9%. At June 30, 2020, the available for sale portfolio had an amortized cost of $311,788,000, resulting in a net unrealized gain of $10,735,000. At December 31, 2019, the available for sale portfolio had an amortized cost of $375,494,000, resulting in a net unrealized gain of $3,701,000. The Company had no remaining equity securities at June 30, 2020. During the six months ended June 30, 2019, the Company recognized a $330,000 change in the fair value of equity securities.

During the six months ended June 30, 2020, the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000. This compares to the six months ended June 30, 2019, when the Company sold $29,878,000 in par value bonds and realized a net gain of $127,000. The Company had no remaining equity securities at June 30, 2020. During the six months ended June 30, 2019, the Company sold $317,000 in equity securities at fair value.

The Company is cognizant of the continuing historically low and currently steady rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and short and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2020, the commercial real estate portfolio included concentrations of $77,291,000, $45,604,000 and $178,142,000 in hotel, restaurants, and retail, respectively.  These concentrations total 14.4% of total loans.

Total loans were $2,101,711,000 at June 30, 2020, compared to $1,830,815,000 at December 31, 2019, an increase of $270,896,000 or 14.8%. At June 30, 2020, PPP loans, which are in the commercial loan category, totaled $271,854,000. Declines in other categories offset some of the total loan growth during the period.

Average loans were $2,052,831,000 for the second quarter of 2020, compared to $1,819,116,000 for the second quarter of 2019, an increase of $233,715,000 or 12.8%, primarily related to PPP lending.

Loans held for sale totaled $2,845,000 at June 30, 2020 and $2,027,000 at December 31, 2019. Secondary loan production volume was $66,905,000 for the six month period ended June 30, 2020 and $43,495,000 for the same period of 2019. These loans were approximately 60% purchase and 40% refinancing.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Commercial	$566,859	$339,077
Commercial real estate:
Construction and land development	141,392	137,920
Commercial real estate	978,768	899,199
Residential real estate:
Residential	291,242	324,315
Home equity	114,397	119,423
Consumer	9,053	10,881
Total loans	$2,101,711	$1,830,815

Provision for Loan Losses

The Company had a provision for loan losses of $5,712,000 for the six month period ended June 30, 2020, compared to a provision of $6,000 for the same period ended June 30, 2019. The increase over the prior year period reflects an increase in allowance requirements in response to the declining and uncertain economic landscape caused by the COVID-19 pandemic. Net charge-offs for the six months ended June 30, 2020 were $357,000 compared to $25,000 for the 2019 period.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At June 30, 2020, the ALLL was $18,507,000, compared to $13,152,000 at December 31, 2019. The ALLL as a percentage of total loans at such dates was 0.88% and 0.72%, respectively. Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known.  The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.00% at June 30, 2020, compared to 0.87% at December 31, 2019. On a dollar basis, the reserve was $17,969,000 at June 30, 2020, compared to $12,684,000 at December 31, 2019. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 8.87% at June 30, 2020, compared to 10.51% at December 31, 2019. On a dollar basis, the reserve was $286,000 at June 30, 2020, compared to $230,000 at December 31, 2019. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $1,027,000 over December 31, 2019.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $252,000 at June 30, 2020 compared to $238,000 at December 31, 2019. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$13,152	$12,805

Charge-offs:
Construction and land development	—	—
Commercial real estate	—	6
Residential real estate	61	20
Home equity	1	50
Total real estate	62	76
Commercial and industrial	411	12
Consumer	76	245
Total charge-offs	549	333

Recoveries:
Construction and land development	1	—
Commercial real estate	57	9
Residential real estate	24	40
Home equity	9	18
Total real estate	91	67
Commercial and industrial	26	13
Consumer	75	144
Total recoveries	192	224

Net charge-offs	357	109
Provision for loan losses	5,712	456
Balance at end of period	$18,507	$13,152

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios

	June 30, 2020	December 31, 2019
Allowance to loans (1)	0.88%	0.72%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	1.00	0.87
Net charge-offs to allowance (3)	3.86	0.83
Net charge-offs to average loans (3)	0.04	0.01
Nonperforming assets to total assets	0.16	0.15
Nonperforming loans to loans	0.15	0.13
Provision to net charge-offs (3)	1,600.00	418.35
Provision to average loans (3)	0.59	0.03
Allowance to nonperforming loans	572.97	570.59

__________________________

(1) - Excluding PPP loans, 1.01%

(2) - Excluding PPP loans, 1.17%

(3) - Annualized.

Nonperforming Assets (Loans and Other Real Estate Owned and Repossessions)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of PCI loans.

Nonperforming loans to total loans were 0.15% at June 30, 2020 and 0.13% at December 31, 2019.

Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.16% and 0.15% of total assets at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, there was no increase in nonperforming assets as a result of the pandemic. The Company continues to monitor the significant impact to its borrowers caused by COVID-19 and anticipates increases in nonperforming assets as a result, but the total cannot be determined at this time.

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

The following table presents the Company's nonperforming assets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Nonperforming Assets

	June 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate	$2,594	$1,083
Commercial	260	857
Consumer	1	4
Total nonaccrual loans	2,855	1,944

Loans past due 90 days and accruing interest:
Real estate	362	309
Commercial	13	52
Total past due 90 days and accruing interest	375	361

Total nonperforming loans	3,230	2,305

Other real estate owned	984	1,308

Repossessions (included in other assets)	362	—

Total nonperforming assets	$4,576	$3,613

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Impaired Loans

	June 30, 2020	December 31, 2019
Accruing	$917	$969
Nonaccruing	2,302	1,223
Total impaired loans	$3,219	$2,192

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $2,406,000 in TDRs at June 30, 2020 compared to $1,058,000 at December 31, 2019. These loans are included in the impaired loan table above.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank implemented a DAP to provide relief to its borrowers under this guidance. Through June 30, 2020, the Bank had applied this guidance and modified loans to over 729 customers on loan balances of approximately $395 million.  As of August 1, 2020, the balance of loans under this program was $219 million, or 10.4% of the total portfolio as of that date.  The majority of modifications involved three-month deferments of principal and interest.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Other Real Estate Owned

Other real estate owned was $984,000 and $1,308,000 as of June 30, 2020 and December 31, 2019, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Other Real Estate Owned

	June 30, 2020	December 31, 2019
Construction and land development	$484	$600
1-4 family residential	237	285
Commercial real estate	263	423
	$984	$1,308

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,431,776,000 at June 30, 2020 compared to $2,060,547,000 at December 31, 2019, an increase of $371,229,000 or 18.0%. Customer deposits of loan proceeds from the PPP that remained at June 30, 2020 accounted for a a significant amount of the increase.

Average interest bearing deposits were $1,564,430,000 for the second quarter of 2020, compared to $1,463,613,000 for the second quarter of 2019, an increase of $100,817,000 or 6.9%. Average noninterest bearing deposits for the 2020 quarter were $760,901,000, compared to $559,944,000 for the 2019 quarter, an increase of $200,957,000 or 35.9%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2020 was 0.64%, down from 0.96% for the second quarter of 2019.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.  The Company's capital strategy has not changed in response to COVID-19 except to suspend the stock repurchase program for the near term.

Shareholders' equity was $327,433,000 at June 30, 2020 compared to $320,258,000 at December 31, 2019, an increase of $7,175,000 or 2.2%.

The Company paid cash dividends of $0.54 per share during the first six months of 2020 while the aggregate basic and diluted earnings per share for the same period was $1.28.

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

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2020 and December 31, 2019. Management believes, as of June 30, 2020, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2020		Percentage At December 31, 2019
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.68%	12.61%	11.56%	12.38%
Tier 1 capital ratio	13.09	12.61	12.98	12.38
Total capital ratio	14.41	13.56	14.04	13.06

Leverage Capital Ratio:

Tier 1 leverage ratio	9.82	9.46	10.75	10.25

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

No shares of the Company's common stock were repurchased during the three months ended June 30, 2020. In the six month period ended June 30, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000. The Company did not repurchase any shares in the six month period ended June 30, 2019. This program has been suspended for the near term in an effort to conserve capital in response to COVID-19.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $205,000,000 outstanding in letters of credit at June 30, 2020 and $170,000,000 outstanding at December 31, 2019. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

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

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of June 30, 2020 and December 31, 2019, were $14,397,000 and $14,864,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity.  The participation in the PPP program generated average deposit growth of 12.3% during the the second quarter of 2020.  The ability to retain these funds as the economic impact of COVID-19 and its effect on our customers continue into the third and fourth quarters are unknown.  Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at June 30, 2020 and at December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit	$565,439	$557,364
Standby letters of credit	12,821	13,611
Mortgage loan rate-lock commitments	35,707	10,791

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2020 is asset sensitive. Management expects that the general direction of market interest rates will be stable to decreasing for the remainder of 2020.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2020 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	June 30, 2020
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$9,229	11.2%
Up 3.00%	6,919	8.4
Up 2.00%	4,542	5.5
Up 1.00%	2,202	2.7
Flat	—	—
Down 0.25%	(347)	(0.4)
Down 1.00%	(1,386)	(1.7)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2020 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	June 30, 2020
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$362,378	$188,586	108.5%
Up 3.00%	327,041	153,249	88.2
Up 2.00%	286,555	112,763	64.9
Up 1.00%	235,609	61,817	35.6
Flat	173,792	—	—
Down 0.25%	154,489	(19,303)	(11.1)
Down 1.00%	72,500	(101,292)	(58.3)

Due to the historically low interest rate environment, no measurement was considered necessary for a further decline in interest rates. Due to the significant drop in short-term interest rates as a result of the economic impact of the COVID-19 pandemic, the valuation of the deposit portfolio decreased significantly in addition to the earning asset portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The COVID-19 pandemic has created global economic disruptions and disruptions to the lives of people around the world.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief.  While the scope, duration, and full effects are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged time period or result in sustained economic stress or recession, many of the risk factors identified in the Company's December 31, 2019 Form 10-K could be exacerbated, and such effects could have a material adverse impact on it in terms of credit quality, collateral values, ability of customers to repay loans, product demand, funding, operations, interest rate risk and human capital.

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

No shares of the Company's common stock were repurchased during the three months ended June 30, 2020. Under the share repurchase program, the Company has the remaining authority to repurchase up to 259,474 shares of the Company's common stock as of June 30, 2020. However, this program has been suspended in an effort to conserve capital due to COVID-19.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 21, 2020).
31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2020 and June 30, 2019, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 6, 2020		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - August 6, 2020		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 6, 2020		(principal accounting officer)