Form 10-Q
period 2020-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2020-11-05
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At October 29, 2020, the Company had 10,971,193 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2020	(Audited) December 31, 2019
Assets
Cash and due from banks	$35,633	$32,505
Interest-bearing deposits in other banks	234,638	47,077
Securities available for sale, at fair value	358,493	379,195
Restricted stock, at cost	8,707	8,630
Loans held for sale	6,789	2,027
Loans, net of deferred fees and costs	2,086,094	1,830,815
Less allowance for loan losses	(21,088)	(13,152)
Net loans	2,065,006	1,817,663
Premises and equipment, net	39,979	39,848
Other real estate owned, net of valuation allowance	999	1,308
Goodwill	85,048	84,002
Core deposit intangibles, net	6,482	7,728
Bank owned life insurance	28,278	27,817
Other assets	33,252	30,750
Total assets	$2,903,304	$2,478,550

Liabilities
Noninterest-bearing deposits	$820,384	$578,606
Interest-bearing deposits	1,650,316	1,481,941
Total deposits	2,470,700	2,060,547
Customer repurchase agreements	41,906	40,475
Long-term borrowings	35,609	35,546
Other liabilities	23,108	21,724
Total liabilities	2,571,323	2,158,292

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,969,756 shares outstanding at September 30, 2020 and 11,071,540 shares outstanding at December 31, 2019	10,919	11,019
Capital in excess of par value	154,495	158,244
Retained earnings	163,855	151,478
Accumulated other comprehensive income (loss), net	2,712	(483)
Total shareholders' equity	331,981	320,258
Total liabilities and shareholders' equity	$2,903,304	$2,478,550

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and Dividend Income:
Interest and fees on loans	$22,346	$22,470	$65,046	$60,737
Interest and dividends on securities:
Taxable	1,545	1,890	5,228	5,691
Tax-exempt	107	134	330	660
Dividends	122	135	382	324
Other interest income	59	329	356	853
Total interest and dividend income	24,179	24,958	71,342	68,265
Interest Expense:
Interest on deposits	2,118	3,655	7,908	9,647
Interest on short-term borrowings	42	166	237	516
Interest on long-term borrowings	524	515	1,523	1,423
Total interest expense	2,684	4,336	9,668	11,586
Net Interest Income	21,495	20,622	61,674	56,679
Provision for (recovery of) loan losses	2,619	(12)	8,331	(6)
Net Interest Income After Provision for (Recovery of) Loan Losses	18,876	20,634	53,343	56,685
Noninterest Income:
Trust fees	1,054	979	3,019	2,826
Service charges on deposit accounts	618	783	1,880	2,101
Other fees and commissions	996	1,003	2,888	2,726
Mortgage banking income	1,030	710	2,472	1,702
Securities gains, net	—	105	814	575
Brokerage fees	170	183	553	516
Income from Small Business Investment Companies	98	143	34	174
Losses on premises and equipment, net	(15)	(2)	(97)	(89)
Other	341	267	1,059	773
Total noninterest income	4,292	4,171	12,622	11,304
Noninterest Expense:
Salaries and employee benefits	7,989	7,662	21,540	22,029
Occupancy and equipment	1,423	1,448	4,116	3,963
FDIC assessment (credit)	162	(175)	433	119
Bank franchise tax	426	411	1,277	1,113
Core deposit intangible amortization	402	448	1,246	961
Data processing	705	589	2,253	1,838
Software	353	287	1,112	932
Other real estate owned, net	28	47	34	16
Merger related expenses	—	—	—	11,322
Other	2,652	3,075	7,895	8,744
Total noninterest expense	14,140	13,792	39,906	51,037
Income Before Income Taxes	9,028	11,013	26,059	16,952
Income Taxes	1,801	2,321	4,808	3,487
Net Income	$7,227	$8,692	$21,251	$13,465
Net Income Per Common Share:
Basic	$0.66	$0.78	$1.93	$1.30
Diluted	$0.66	$0.78	$1.93	$1.30
Weighted Average Common Shares Outstanding:
Basic	10,966,645	11,127,603	10,983,729	10,341,919
Diluted	10,969,901	11,138,008	10,988,090	10,351,753

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income	$7,227	$8,692

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(245)	1,536
Tax effect	53	(344)

Reclassification adjustment for gains on sales or calls of securities available for sale	—	(102)
Tax effect	—	22

Unrealized gains (losses) on cash flow hedges	243	(862)
Tax effect	(53)	194

Other comprehensive income (loss)	(2)	444

Comprehensive income	$7,225	$9,136

	Nine Months Ended September 30,
	2020	2019
Net income	$21,251	$13,465

Other comprehensive income:

Unrealized gains on securities available for sale	7,603	9,611
Tax effect	(1,641)	(2,153)

Reclassification adjustment for gains on sales or calls of securities available for sale	(814)	(242)
Tax effect	176	54

Unrealized losses on cash flow hedges	(2,715)	(2,673)
Tax effect	586	599

Other comprehensive income	3,195	5,196

Comprehensive income	$24,446	$18,661

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2020 and 2019
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, June 30, 2019	$11,089	$160,572	$141,339	$(1,083)	$311,917

Net income	—	—	8,692	—	8,692

Other comprehensive income	—	—	—	444	444

Stock repurchased (32,165)	(32)	(1,106)	—	—	(1,138)

Stock options exercised (1,826 shares)	2	29	—	—	31

Vesting of restricted stock (617 shares)	1	(1)	—	—	—

Equity based compensation (5,234 shares)	3	298	—	—	301

Cash dividends paid, $0.27 per share	—	—	(3,001)	—	(3,001)

Balance, September 30, 2019	$11,063	$159,792	$147,030	$(639)	$317,246

Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

Net income	—	—	7,227	—	7,227

Other comprehensive loss	—	—	—	(2)	(2)

Vesting of restricted stock (466 shares)	—	—	—	—	—

Equity based compensation (5,436 shares)	8	273	—	—	281

Cash dividends paid, $0.27 per share	—	—	(2,958)	—	(2,958)

Balance, September 30, 2020	$10,919	$154,495	$163,855	$2,712	$331,981

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	13,465	—	13,465

Other comprehensive income	—	—	—	5,196	5,196

Issuance of common stock for acquisition (2,361,686 shares)	2,362	80,108	—	—	82,470

Issuance of replacement options/restricted stock	—	870	—	—	870

Stock repurchased (32,165 shares)	(32)	(1,106)	—	—	(1,138)

Stock options exercised (32,356 shares)	32	577	—	—	609

Vesting of restricted stock (20,902 shares)	21	(21)	—	—	—

Equity based compensation (34,036 shares)	12	1,192	—	—	1,204

Cash dividends paid, $0.77 per share	—	—	(7,972)	—	(7,972)

Balance, September 30, 2019	$11,063	$159,792	$147,030	$(639)	$317,246

Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	21,251	—	21,251

Other comprehensive income	—	—	—	3,195	3,195

Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,793 shares)	2	28	—	—	30

Vesting of restricted stock (18,007 shares)	18	(18)	—	—	—

Equity based compensation (36,949 shares)	21	1,081	—	—	1,102

Cash dividends paid, $0.81 per share	—	—	(8,874)	—	(8,874)

Balance, September 30, 2020	$10,919	$154,495	$163,855	$2,712	$331,981

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$21,251	$13,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	8,331	(6)
Depreciation	1,598	1,504
Net accretion of acquisition accounting adjustments	(2,620)	(2,321)
Core deposit intangible amortization	1,246	961
Net amortization of securities	842	845
Net gain on sale or call of securities available for sale	(814)	(242)
Net change in fair value of equity securities	—	(333)
Net change in loans held for sale	(4,762)	(5,006)
Net gain on other real estate owned	(12)	(124)
Valuation allowance on other real estate owned	—	68
Net loss on sale or disposal of premises and equipment	97	89
Equity based compensation expense	1,102	1,204
Earnings on bank owned life insurance	(461)	(425)
Deferred income tax expense (benefit)	(164)	205
Net change in other assets	(2,806)	5,690
Net change in other liabilities	(1,603)	(2,823)
Net cash provided by operating activities	21,225	12,751

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	445
Proceeds from sales of securities available for sale	5,811	29,878
Proceeds from maturities, calls and paydowns of securities available for sale	177,469	76,162
Purchases of securities available for sale	(155,817)	(36,517)
Net change in restricted stock	(77)	(786)
Proceeds from sales of purchased credit impaired loans	4,939	—
Net increase in loans	(258,589)	(805)
Proceeds from sale of premises and equipment	1	—
Purchases of premises and equipment	(2,347)	(2,070)
Proceeds from sales of other real estate owned	162	1,248
Cash paid in bank acquisition	—	(27)
Cash acquired in bank acquisition	—	26,283
Net cash provided by (used in) investing activities	(228,448)	93,811

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	241,778	49,202
Net change in interest-bearing deposits	168,528	(56,921)
Net change in customer repurchase agreements	1,431	3,681
Net change in other short-term borrowings	—	(14,883)
Net change in long-term borrowings	—	(778)
Common stock dividends paid	(8,874)	(7,972)
Repurchase of common stock	(4,981)	(1,138)
Proceeds from exercise of stock options	30	609
Net cash provided by (used in) financing activities	397,912	(28,200)
Net Increase in Cash and Cash Equivalents	190,689	78,362
Cash and Cash Equivalents at Beginning of Period	79,582	64,255
Cash and Cash Equivalents at End of Period	$270,271	$142,617

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

The consolidated financial statements include the accounts of American National Bankshares Inc. (NASDAQ: AMNB) (the "Company") and its wholly-owned subsidiary, American National Bank and Trust Company (the "Bank"). The Company is a multi-state bank holding company headquartered in Danville, Virginia. The Bank is a community bank organization serving Virginia and North Carolina with 25 banking offices. In addition to traditional retail, commercial and mortgage offerings, the Bank also provides trust and investment services through its Trust and Investment Services Division.

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

The novel coronavirus ("COVID-19") spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. The government and private sector responses to contain its spread began to significantly affect the Company's operations beginning in March and will likely adversely affect its operations through the fourth quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company.  These uncertainties include the nature and duration of the financial effects felt by its customers impacting their ability to perform in accordance with their underlying loan agreements, the Company’s ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of the Company's franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of the Company's financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods.  The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

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

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance.  On September 30, 2020, the balance of loans remaining in this program was $135.0 million or 6.5% of the total portfolio as of that date.  The majority of remaining modifications involved three-month deferments of interest.  On October 23, 2020, the balance of loans remaining in this program was $63.9 million with only $6.6 million in second deferrals. This interagency guidance is not expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time.

The CARES Act included an allocation of $659.0 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the Bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020.  During the third quarter of 2020, the Company continued to participate in the PPP until the program's expiration in August 2020.  The Company had outstanding net PPP loans of $266.0 million at September 30, 2020, which compares to $264.0 million at June 30, 2020. The Bank received origination fees of  $10.2 million on the PPP loans and incurred direct origination costs of $1.7 million. The Company had net unaccreted PPP loan origination fees of $6.8 million at September 30, 2020, which compares to $7.8 million at June 30, 2020.  From a funding perspective, the Bank utilized core funding sources for these loans.

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

In  March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this ASU provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On  March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The Company is still required to comply with section 404(b) of the Sarbanes-Oxley Act. The rule change revises the definition of "accelerated filers" to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. If an entity’s annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the opinion on ICFR in its annual report on Form 10-K. Non-accelerated filers also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for non-accelerated filers. The Company's annual revenues exceeded $100 million in the previous year, and the Company expects its annual revenues to exceed $100 million in future years and to remain an "accelerated filer."  Therefore, this change is not expected to have a significant impact on the Company’s annual reporting and audit requirements.

In August 2020, the FASB issued ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs." This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-K for the year ended December 31, 2019 (dollars in thousands):

Goodwill at December 31, 2019	$40,130
Effect of adjustments to:
Premises and equipment	520
Other real estate owned	254
Other liabilities	272
Goodwill at September 30, 2020	$41,176

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

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (purchased credit impaired), and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs (purchased performing).

The following table presents the purchased credit impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest at acquisition	$45,551
Contractual cash flows not expected to be collected (nonaccretable difference)	8,296
Expected cash flows at acquisition	37,255
Interest component of expected cash flows (accretable yield)	4,410
Fair value of acquired loans accounted for under FASB ASC 310-30	$32,845

Direct costs related to the HomeTown acquisition were expensed as incurred. There were no merger related expenses during the nine months ended September 30, 2020 compared to $11.3 million of merger expenses recorded during the nine months ended September 30, 2019.

The following table presents unaudited pro forma information as if the acquisition of HomeTown had occurred on January 1, 2018 (dollars in thousands) . These results combine the historical results of HomeTown in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of HomeTown's provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the elimination of merger-related costs for 2019.

Unaudited Pro forma Three Months Ended
September 30, 2019
Total revenues (1)	$24,636
Net income	8,608

Unaudited Pro forma Nine Months Ended
September 30, 2019
Total revenues (1)	$70,404
Net income	21,996

__________________________

(1) Includes net interest income and noninterest income.

Note 3 – Securities

The amortized cost and fair value of investments in debt securities at September 30, 2020 were as follows (dollars in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$19,994	$1	$—	$19,995
Federal agencies and GSEs	67,864	2,055	42	69,877
Mortgage-backed and CMOs	197,132	6,567	60	203,639
State and municipal	50,001	1,905	5	51,901
Corporate	13,012	105	36	13,081
Total securities available for sale	$348,003	$10,633	$143	$358,493

The Company had no equity securities at September 30, 2020. The Company recognized in income a $333,000 change in the fair value of equity securities during the first nine months of 2019. During the 2019 nine-month period, the Company sold $445,000 in equity securities at fair value and had no remaining equity securities at   September 30, 2019.

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

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2020 and  December 31, 2019 was as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
FRB stock	$6,450	$6,415
FHLB stock	2,257	2,215
Total restricted stock	$8,707	$8,630

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020.  The reference point for determining when securities are in an unrealized loss position is month end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at September 30, 2020, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$11,347	$42	$9,980	$20	$1,367	$22
Mortgage-backed and CMOs	30,342	60	30,342	60	—	—
State and municipal	3,722	5	3,722	5	—	—
Corporate	8,463	36	1,985	15	6,478	21
Total	$53,874	$143	$46,029	$100	$7,845	$43

Federal agencies and GSEs: The unrealized losses on the Company's investment in 14 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Mortgage-backed securities: The unrealized losses on the Company's investment in four GSE mortgage-backed securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Collateralized Mortgage Obligations: The unrealized losses associated with four private GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

State and municipal securities:  The unrealized losses on four state and municipal securities were caused by normal market fluctuations. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Corporate securities:  The unrealized losses on four corporate securities were caused by normal market fluctuations and not credit deterioration. These securities remain investment grade, and the Company’s analysis did not indicate the existence of credit loss. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  September 30, 2020.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2020, and no impairment has been recognized.

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

Other-Than-Temporarily-Impaired Securities

As of September 30, 2020 and December 31, 2019, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on, and the proceeds from the sale of, securities available for sale during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Realized gains (losses):
Gross realized gains	$—	$814
Gross realized losses	—	—
Net realized gains	$—	$814
Proceeds from sales of securities	$—	$5,811

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Realized gains (losses):
Gross realized gains	$—	$296
Gross realized losses	—	(54)
Net realized gains	$—	$242
Proceeds from sales of securities	$—	$29,878

Note 4 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at September 30, 2020 and  December 31, 2019, were comprised of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Commercial	$543,746	$339,077
Commercial real estate:
Construction and land development	151,613	137,920
Commercial real estate - owner occupied	382,121	360,991
Commercial real estate - non-owner occupied	608,954	538,208
Residential real estate:
Residential	279,815	324,315
Home equity	111,448	119,423
Consumer	8,397	10,881
Total loans	$2,086,094	$1,830,815

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at September 30, 2020 and  December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Outstanding principal balance	$285,695	$393,618
Carrying amount	273,885	377,130

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Outstanding principal balance	$39,997	$53,600
Carrying amount	32,399	43,028

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the nine months ended September 30, 2020 and the year ended December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Balance at January 1	$7,893	$4,633
Additions from merger with HomeTown	—	4,410
Accretion	(2,573)	(3,304)
Reclassification from nonaccretable difference	1,831	736
Other changes, net*	(150)	1,418
	$7,001	$7,893

* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$3	$2	$—	$193	$198	$543,548	$543,746
Commercial real estate:
Construction and land development	—	—	—	6	6	151,607	151,613
Commercial real estate - owner occupied	256	—	206	336	798	381,323	382,121
Commercial real estate - non-owner occupied	214	—	—	1,404	1,618	607,336	608,954
Residential:
Residential	384	1	59	1,057	1,501	278,314	279,815
Home equity	97	—	20	83	200	111,248	111,448
Consumer	19	3	—	9	31	8,366	8,397
Total	$973	$6	$285	$3,088	$4,352	$2,081,742	$2,086,094

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2019 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$325	$163	$52	$857	$1,397	$337,680	$339,077
Commercial real estate:
Construction and land development	58	—	—	11	69	137,851	137,920
Commercial real estate - owner occupied	217	434	—	274	925	360,066	360,991
Commercial real estate - non-owner occupied	—	—	—	—	—	538,208	538,208
Residential:
Residential	639	260	282	685	1,866	322,449	324,315
Home equity	49	90	27	113	279	119,144	119,423
Consumer	73	13	—	4	90	10,791	10,881
Total	$1,361	$960	$361	$1,944	$4,626	$1,826,189	$1,830,815

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2020 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$24	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	408	405	—	375	22
Commercial real estate - non-owner occupied	1,177	1,177	—	671	56
Residential:
Residential	1,002	1,009	—	866	39
Home equity	23	23	—	37	3
Consumer	—	—	—	—	—
	$2,610	$2,614	$—	$1,973	$121
With a related allowance recorded:
Commercial	$147	$141	$119	$468	$15
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	259	259	138	194	12
Residential
Residential	392	392	97	286	14
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$798	$792	$354	$948	$41
Total:
Commercial	$147	$141	$119	$492	$16
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	408	405	—	375	22
Commercial real estate - non-owner occupied	1,436	1,436	138	865	68
Residential:
Residential	1,394	1,401	97	1,152	53
Home equity	23	23	—	37	3
Consumer	—	—	—	—	—
	$3,408	$3,406	$354	$2,921	$162

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2019 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$49	$49	$—	$16	$5
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	343	341	—	250	26
Commercial real estate - non-owner occupied	159	159	—	174	13
Residential:
Residential	611	612	—	652	38
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$1,203	$1,202	$—	$1,137	$88
With a related allowance recorded:
Commercial	$735	$730	$204	$191	$41
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied
Residential:
Residential	254	254	26	225	16
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$989	$984	$230	$416	$57
Total:
Commercial	$784	$779	$204	$207	$46
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	343	341	—	250	26
Commercial real estate - non-owner occupied	159	159	—	174	13
Residential:
Residential	865	866	26	877	54
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$2,192	$2,186	$230	$1,553	$145

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

During the three months ended September 30, 2020 and 2019, there were no loans modified as TDRs. During the nine months ended September 30, 2020, there were five loans modified as TDRs. One was a commercial loan, two were commercial real estate - non-owner occupied loans, one was a residential real estate loan, and one was a home equity loan, all included in the impaired loan balances. The commercial loan was a payment deferral with a pre- and post-modification outstanding recorded investment of $106,000. The two commercial real estate - non-owner occupied loans were payment deferrals with an aggregate pre- and post-modification outstanding recorded investment of $1,311,000. The residential real estate loan was a payment deferral with a pre- and post-modification outstanding recorded investment of $82,000. The home equity loan was an extension of maturity with a pre- and post-modification outstanding recorded investment of $6,000. There was one residential real estate loan modified as a TDR during the nine months ended September 30, 2019. This TDR was included in the impaired loan balances and was an extension of the loan maturity with a pre- and post- modification outstanding recorded investment of $207,000.

During the nine months ended September 30, 2020, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. During the nine months ended September 30, 2019, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

On March 20, 2020 (updated April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The Bank implemented a DAP to provide relief to its borrowers under this guidance.  The guidance explains that in consultation with the FASB staff, the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  On September 30, 2020, the balance of loans remaining in this program was $135.0 million or 6.5% of the total portfolio as of that date.  The majority of remaining modifications involved three-month deferments of interest.  On October 23, 2020, the balance of loans remaining in this program was $63.9 million with only $6.6 million in second deferrals.

The CARES Act included an allocation of $659 billion for loans to be issued by financial institutions through the PPP.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the Bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020.  During the third quarter of 2020, the Company continued to participate in the PPP until the program's expiration in August 2020.  The Company had outstanding net PPP loans of $266.0 million at September 30, 2020, which compares to $264.0 million at June 30, 2020.  The Bank received processing fees of  $10.2 million on the PPP loans and incurred direct origination costs of $1.7 million.  The Company had net unaccreted PPP loan origination fees of $6.8 million at September 30, 2020, which compares to $7.8 million at June 30, 2020.  From a funding perspective, the Bank utilized core funding sources for these loans.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2020, the commercial real estate portfolio included concentrations of $74 million, $45 million and $180 million in hotel, restaurants, and retail loans, respectively.  These concentrations total 14.4% of total loans, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $533,000 and $161,000 in residential real estate loans in the process of foreclosure at September 30, 2020 and December 31, 2019, respectively. The Company had $285,000 in residential OREO at September 30, 2020 and December 31, 2019.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of September 30, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$537,472	$145,203	$364,109	$595,502	$272,002	$111,078
Special Mention	5,342	3,533	7,563	10,315	4,599	—
Substandard	826	2,877	10,243	2,878	3,214	370
Doubtful	106	—	206	259	—	—
Total	$543,746	$151,613	$382,121	$608,954	$279,815	$111,448

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$8,388
Nonperforming	9
Total	$8,397

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2019 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$328,488	$130,694	$340,696	$519,919	$316,454	$118,960
Special Mention	8,710	4,133	13,094	9,023	4,370	—
Substandard	1,144	3,093	7,200	9,267	3,491	463
Doubtful	735	—	—	—	—	—
Total	$339,077	$137,920	$360,990	$538,209	$324,315	$119,423

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$10,877
Nonperforming	4
Total	$10,881

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments at and for the indicated dates and periods are presented below (dollars in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Allowance for Loan Losses
Balance, beginning of period	$13,152	$12,805	$12,805
Provision for loan losses	8,331	456	(6)
Charge-offs	(675)	(333)	(189)
Recoveries	280	224	148
Balance, end of period	$21,088	$13,152	$12,758

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$329	$217	$217
Provision for unfunded commitments	10	112	90
Balance, end of period	$339	$329	$307

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2020 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2019	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152
Provision for loan losses	983	698	1,658	3,635	1,290	67	8,331
Charge-offs	(417)	—	—	(28)	(68)	(162)	(675)
Recoveries	41	2	8	50	74	105	280
Balance at September 30, 2020	$3,264	$1,861	$4,140	$7,438	$4,319	$66	$21,088

Balance at September 30, 2020:
Allowance for Loan Losses
Individually evaluated for impairment	$119	$—	$—	$138	$97	$—	$354
Collectively evaluated for impairment	3,119	1,861	3,938	6,859	4,017	66	19,860
Acquired impaired loans	26	—	202	441	205	—	874
Total	$3,264	$1,861	$4,140	$7,438	$4,319	$66	$21,088

Loans
Individually evaluated for impairment	$147	$—	$408	$1,436	$1,417	$—	$3,408
Collectively evaluated for impairment	543,017	151,360	368,102	597,502	381,924	8,382	2,050,287
Acquired impaired loans	582	253	13,611	10,016	7,922	15	32,399
Total	$543,746	$151,613	$382,121	$608,954	$391,263	$8,397	$2,086,094

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2019 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018	$2,537	$1,059	$2,420	$3,767	$2,977	$45	$12,805
Provision for loan losses	119	102	51	14	58	112	456
Charge-offs	(12)	—	(6)	—	(70)	(245)	(333)
Recoveries	13	—	9	—	58	144	224
Balance at December 31, 2019	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152

Balance at December 31, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$204	$—	$—	$—	$26	$—	$230
Collectively evaluated for impairment	2,448	1,161	2,444	3,781	2,794	56	12,684
Acquired impaired loans	5	—	30	—	203	—	238
Total	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152

Loans
Individually evaluated for impairment	$784	$—	$—	$502	$906	$—	$2,192
Collectively evaluated for impairment	337,312	137,522	346,233	520,541	433,121	10,866	1,785,595
Acquired impaired loans	981	398	14,758	17,165	9,711	15	43,028
Total	$339,077	$137,920	$360,991	$538,208	$443,738	$10,881	$1,830,815

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

The provision for loan losses for the 2020 period reflects an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic.  Sharp declines in employment, gross national product, housing and auto sales, housing starts and business activity in general indicates a higher risk of probable losses in the Bank's portfolio. The Bank has been actively working with borrowers at risk who were impacted by the stay-at-home orders, utilizing its DAP to include short-term deferments of principal and interest and short-term acceptance of interest-only payments.  Many of the Bank's customers have applied for and received PPP loans.   Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known.  The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

Note 6 – Goodwill and Other Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. No indicators of impairment were identified as of June 30, 2020. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed a qualitative assessment.  The assessment determined the fair value exceeded the carrying value and did not indicate an impairment.  As the pandemic has continued, the Company performed a qualitative assessment of goodwill at June 30 and   September 30, 2020 and determined no impairment was indicated. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and were amortized on an accelerated basis over 108 months ending June 2020. Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown in April 2019 were $10,039,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2020, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$84,002	$7,728
Measurement period adjustments	1,046	—
Amortization	—	(1,246)
Impairment	—	—
Balance at September 30, 2020	$85,048	$6,482

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Lease liabilities	$4,768	$5,369
Right-of-use assets	$4,719	$5,340
Weighted average remaining lease term (years)	7.75	8.17
Weighted average discount rate	3.23%	3.21%

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Lease cost
Operating lease cost	$243	$283
Short-term lease cost	1	1
Total lease cost	$244	$284

Cash paid for amounts included in the measurement of lease liabilities	$237	$274

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$742	$777
Short-term lease cost	2	2
Total lease cost	$744	$779

Cash paid for amounts included in the measurement of lease liabilities	$722	$757

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of September 30, 2020
Three months ending December 31, 2020	$236
Twelve months ending December 31, 2021	943
Twelve months ending December 31, 2022	920
Twelve months ending December 31, 2023	817
Twelve months ending December 31, 2024	499
Twelve months ending December 31, 2025	473
Thereafter	1,549
Total undiscounted cash flows	5,437
Discount	(669)
Lease liabilities	$4,768

Note 8 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with one correspondent bank in the amount of $50,000,000 and another correspondent bank in the amount of $10,000,000, and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Customer repurchase agreements	$41,906	$40,475

Note 9 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of   September 30, 2020, $887,805,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of September 30, 2020 or December 31, 2019.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2020, the Bank's public deposits totaled $250,623,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2020, the Company had $205,000,000 in letters of credit with the FHLB outstanding, as well as $77,972,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

The carrying value of the subordinated debt includes a fair value adjustment of $4,000 at September 30, 2020. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and is being amortized into interest expense through the redeemable date.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  September 30, 2020 and December 31, 2019 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,475	4,433

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,011	2,977

				$28,105	$28,029

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $680,000 and $598,000 at September 30, 2020 and $722,000 and $632,000 at  December 31, 2019, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$5,373	$5,750

	December 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,658	$3,450

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

A summary of stock option transactions for the nine months ended September 30, 2020 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	13,944	$16.63
Granted	—	—
Exercised	(1,793)	16.63
Forfeited	(830)	16.63
Expired	—	—
Outstanding and exercisable at September 30, 2020	11,321	$16.63	4.22	$49

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019.  As of September 30, 2020, there were no nonvested stock option grants and no unrecognized compensation expense.  The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2020 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2019	57,271	$34.84
Granted	20,468	36.40
Vested	(19,046)	34.49
Forfeited	(5,216)	34.29
Nonvested at September 30, 2020	53,477	$35.61

As of September 30, 2020 and December 31, 2019, there was $816,000 and $751,000 respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan and the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.37 years. The share based compensation expense for nonvested restricted stock was $504,000 and $737,000 during the first nine months of 2020 and 2019, respectively. The expense for the nine months of 2019 included $257,000 of accelerated compensation expense as a result of the HomeTown merger.

The Company offers its outside directors alternatives with respect to director compensation. For 2020, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Only outside directors receive board fees. The Company issued 21,697 and 13,128 shares and recognized share based compensation expense of $598,000 and $467,000 during the first nine months of 2020 and 2019, respectively.

Note 14 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,966,645	$0.66	11,127,603	$0.78
Effect of dilutive securities - stock options	3,256	—	10,405	—
Diluted earnings per share	10,969,901	$0.66	11,138,008	$0.78

	Nine Months Ended September 30,
	2020		2019
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,983,729	$1.93	10,341,919	$1.30
Effect of dilutive securities - stock options	4,361	—	9,834	—
Diluted earnings per share	10,988,090	$1.93	10,351,753	$1.30

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three and nine month periods ended September 30, 2020 and 2019.

Note 15 – Employee Benefit Plans

The following information for the nine months ended September 30, 2020 and 2019 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine Months Ended September 30,
	2020	2019
Service cost	$—	$—
Interest cost	114	61
Expected return on plan assets	(214)	(68)
Recognized loss due to settlement	241	19
Recognized net actuarial loss	105	65
Net periodic cost	$246	$77

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2020 or December 31, 2019.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2020 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$19,995	$—	$19,995	$—
Federal agencies and GSEs	69,877	—	69,877	—
Mortgage-backed and CMOs	203,639	—	203,639	—
State and municipal	51,901	—	51,901	—
Corporate	13,081	—	13,081	—
Total securities available for sale	$358,493	$—	$358,493	$—
Liabilities:
Derivative - cash flow hedges	$5,373	$—	$5,373	$—

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$14,987	$—	$14,987	$—
Federal agencies and GSEs	128,114	—	128,114	—
Mortgage-backed and CMOs	184,240	—	184,240	—
State and municipal	42,154	—	42,154	—
Corporate	9,700	—	9,700	—
Total securities available for sale	$379,195	$—	$379,195	$—
Liabilities:
Derivative - cash flow hedges	$2,658	$—	$2,658	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2020 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$444	$—	$—	$444
Other real estate owned, net	999	—	—	999
Repossessions	211	—	—	211

	Fair Value Measurements at December 31, 2019 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$759	$—	$—	$759
Other real estate owned, net	1,308	—	—	1,308

Quantitative Information About Level 3 Fair Value Measurements as of September 30, 2020 and December 31, 2019:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.50% - 7.20%; 5.10%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

Repossessions	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2020 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$270,271	$270,271	$—	$—	$270,271
Securities available for sale	358,493	—	358,493	—	358,493
Restricted stock	8,707	—	8,707	—	8,707
Loans held for sale	6,789	—	6,789	—	6,789
Loans, net of allowance	2,065,006	—	—	2,066,775	2,066,775
Bank owned life insurance	28,278	—	28,278	—	28,278
Accrued interest receivable	8,206	—	8,206	—	8,206

Financial Liabilities:
Deposits	$2,470,700	$—	$2,475,312	$—	$2,475,312
Repurchase agreements	41,906	—	41,906	—	41,906
Subordinated debt	7,504	—	7,540	—	7,540
Junior subordinated debt	28,105	—	—	20,720	20,720
Accrued interest payable	1,021	—	1,021	—	1,021
Derivative - cash flow hedges	5,373	—	5,373	—	5,373

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

Segment information as of and for the three and nine months ended September 30, 2020 and 2019 is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$24,179	$—	$24,179
Interest expense	2,684	—	2,684
Noninterest income	3,068	1,224	4,292
Noninterest expense	13,570	570	14,140
Income before income taxes	8,374	654	9,028
Net income	6,703	524	7,227
Depreciation and amortization	953	2	955
Total assets	2,903,059	245	2,903,304
Goodwill	85,048	—	85,048
Capital expenditures	977	—	977

	Three Months Ended September 30, 2019
	Community Banking	Trust and Investment Services	Total
Interest income	$24,958	$—	$24,958
Interest expense	4,336	—	4,336
Noninterest income	3,009	1,162	4,171
Noninterest expense	13,219	573	13,792
Income before income taxes	10,424	589	11,013
Net income	8,234	458	8,692
Depreciation and amortization	992	2	994
Total assets	2,454,505	24	2,454,529
Goodwill	84,633	—	84,633
Capital expenditures	771	—	771

	Nine Months Ended September 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$71,342	$—	$71,342
Interest expense	9,668	—	9,668
Noninterest income	9,050	3,572	12,622
Noninterest expense	38,181	1,725	39,906
Income before income taxes	24,212	1,847	26,059
Net income	19,749	1,502	21,251
Depreciation and amortization	2,836	8	2,844
Total assets	2,903,059	245	2,903,304
Goodwill	85,048	—	85,048
Capital expenditures	2,343	4	2,347

	Nine Months Ended September 30, 2019
	Community Banking	Trust and Investment Services	Total
Interest income	$68,265	$—	$68,265
Interest expense	11,586	—	11,586
Noninterest income	7,962	3,342	11,304
Noninterest expense	49,323	1,714	51,037
Income before income taxes	15,324	1,628	16,952
Net income	12,172	1,293	13,465
Depreciation and amortization	2,459	6	2,465
Total assets	2,454,505	24	2,454,529
Goodwill	84,633	—	84,633
Capital expenditures	2,063	7	2,070

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the nine months ended September 30, 2020 and 2019 is shown in the following table (dollars in thousands):

	2020	2019
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$35,633	$47,025
Interest-bearing deposits in other banks	234,638	95,592
Cash and Cash Equivalents	$270,271	$142,617

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$9,860	$10,983
Income taxes	5,885	3,577
Noncash investing and financing activities:
Transfer of loans to other real estate owned	95	234
Transfer of loans to repossessions	411	—
Transfer from premises and equipment to other assets	—	445
Increase in operating lease right-of-use asset	—	4,413
Increase in operating lease liability	—	4,413
Net unrealized gains on securities available for sale	6,789	9,369
Net unrealized losses on cash flow hedges	(2,715)	(2,673)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	34,876
Restricted stock	—	2,588
Loans	—	444,324
Premises and equipment	—	12,554
Deferred income taxes	—	2,329
Core deposit intangible	—	8,200
Other real estate owned	—	1,442
Bank owned life insurance	—	8,246
Other assets	—	14,244

Liabilities assumed:
Deposits	—	483,626
Short-term FHLB advances	—	14,883
Long-term FHLB advances	—	778
Subordinated debt	—	7,530
Other liabilities	—	5,780

Consideration:
Issuance of common stock	—	82,470
Fair value of replacement stock options/restricted stock	—	753

Note 19 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2019	$2,185	$(2,030)	$(1,238)	$(1,083)

Net unrealized gains on securities available for sale, net of tax, $344	1,192	—	—	1,192

Reclassification adjustment for realized gains on securities, net of tax, $(22)	(80)	—	—	(80)

Net unrealized losses on cash flow hedges, net of tax, $(194)	—	(668)	—	(668)

Balance at September 30, 2019	$3,297	$(2,698)	$(1,238)	$(639)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

Net unrealized losses on securities available for sale, net of tax, $(53)	(192)	—	—	(192)

Net unrealized gains on cash flow hedges, net of tax, $53	—	190	—	190

Balance at September 30, 2020	$8,226	$(4,213)	$(1,301)	$2,712

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)

Net unrealized gains on securities available for sale, net of tax, $2,153	7,458	—	—	7,458

Reclassification adjustment for realized gains on securities, net of tax, $(54)	(188)	—	—	(188)

Net unrealized losses on cash flow hedges, net of tax, $(599)	—	(2,074)	—	(2,074)

Balance at September 30, 2019	$3,297	$(2,698)	$(1,238)	$(639)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,641	5,962	—	—	5,962

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Net unrealized losses on cash flow hedges, net of tax, $(586)	—	(2,129)	—	(2,129)

Balance at September 30, 2020	$8,226	$(4,213)	$(1,301)	$2,712

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three and Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)

For the Three Months Ended September 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended September 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$102	Securities gains, net
	(22)	Income taxes
Total reclassifications	$80	Net of tax

For the Nine Months Ended September 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

For the Nine Months Ended September 30, 2019	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$242	Securities gains, net
	(54)	Income taxes
Total reclassifications	$188	Net of tax

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

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs").  The Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. On September 30, 2020, the balance of loans remaining in this program was $135.0 million or 6.5% of the total portfolio as of that date.  The majority of remaining modifications involved three-month deferments of interest.  On October 23, 2020, the balance of loans remaining in this program was $63.9 million with only $6.6 million in second deferrals.  This interagency guidance is not expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

The CARES Act included an allocation of $659.0 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA").  This program is known as the Paycheck Protection Program ("PPP").  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years for all but $2 million which have a five year maturity, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.  The loans are 100% guaranteed by the SBA.  The SBA pays the Bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these loans on April 3, 2020.  During the third quarter of 2020, the Company continued to participate in the PPP until the program's expiration in August 2020.  The Company had outstanding net PPP loans of $266.0 million at September 30, 2020, which compares to $264.0 million at June 30, 2020.  The Bank received processing fees of  $10.2 million on the PPP loans and incurred direct origination costs of $1.7 million.  The Company had net unaccreted PPP loan origination fees of $6.8 million at September 30, 2020, which compares to $7.8 million at June 30, 2020.  From a funding perspective, the Bank utilized core funding sources for these loans.

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

Goodwill and Intangible Assets

The Company performs its annual analysis as of June 30 each fiscal year. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. No indicators of impairment were identified during the nine months ended September 30, 2020 or 2019.

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

RESULTS OF OPERATIONS

Executive Overview

Third quarter 2020 financial highlights include the following:

•	Earnings produced a return on average assets of 1.01% for the third quarter of 2020, compared to 0.80% in the previous quarter and 1.43% for the same quarter in the prior year.

•	Average deposits grew 4.7% during the quarter and 21.0% over the same quarter of 2019; the cost of deposits decreased to 0.52% in the third quarter, compared to 0.64% in the previous quarter and 1.00% in the same quarter of prior year.

•	Net interest margin was 3.26% for the quarter, up from 3.22% in the second quarter of 2020 and down from 3.75% in the same quarter of the prior year.*

•	Noninterest revenues increased $457 thousand, or 11.9%, when compared to the previous quarter, and increased $121 thousand, or 2.9%, compared to the same quarter in the prior year.

•	Noninterest expense increased $1.7 million, or 13.7%, when compared to the previous quarter, and increased $348 thousand, or 2.5% when compared to the same quarter in the prior year.

•	The third quarter provision for loan losses totaled $2.6 million, which compares to a provision of $4.8 million for the previous quarter, and a recovery of $12 thousand in the same quarter in the prior year. The allowance for loan losses as a percentage of loans held for investment increased to 1.01% at period end. Excluding PPP loans, the allowance as a percentage of loans increased to 1.16% at period end.

•	Nonperforming assets as a percentage of total assets remained stable at 0.16% at September 30, 2020 and at June 30, 2020, and up from 0.15% at September 30, 2019.

•	Annualized net charge-offs were 0.01% for the third quarter of 2020, compared to zero for the corresponding quarter in the prior year and down from 0.06% for the second quarter of 2020.

•	During the third quarter of 2020 through the program's expiration in August, the Company continued to participate in the SBA’s PPP under the CARES Act, which was intended to provide economic relief to small businesses that have been adversely impacted by the COVID-19 global pandemic. The Company had outstanding net PPP loans of $266.0 million at September 30, 2020, which compares to $264.0 million at June 30, 2020. The Company had net unamortized PPP loan origination fees with a balance of $6.8 million at September 30, 2020, which compares to $7.8 million at June 30, 2020.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and other funding sources. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the weighted rate earned on average earning assets and the weighted rate paid on average interest-bearing liabilities

Three months ended September 30, 2020 and 2019

Net interest income on a taxable equivalent basis increased $873,000 or 4.2% for the third quarter of 2020 compared to the same quarter of 2019. Accretion income for the third quarter of 2020 was $1.6 million compared to $841,000 for the same quarter of 2019.  The third quarter of 2020 included $800,000 in cash basis accretion income related to the collection of a loan charged off by MidCarolina Financial Corporation in connection with acquisition by the Company. Average loan balances for the 2020 quarter were up $280,719,000 or 15.4% over the 2019 quarter, primarily due to PPP lending. These loans had a net balance of $266 million at September 30, 2020, earn 1% interest and generated fee income that is being accreted over the life of the loans. The accretion attributed to the yield on the PPP portfolio but the increased average loan volume earning a much lower rate decreased yields for the third quarter of 2020. PPP yield may be positively impacted in future periods due to forgiveness and recognition of net fees. Net interest margin benefited from $1.6 million in interest earned on these loans, net of deferred fees and costs. Loan yields for the quarter were 68 basis points lower than the 2019 quarter.

For the third quarter of 2020, the Company's yield on interest-earning assets was 3.66%, compared to 4.53% for the third quarter of 2019. The cost of interest-bearing liabilities was 0.63% compared to 1.13%. The interest rate spread was 3.03% compared to 3.40%. The net interest margin, on a fully taxable equivalent basis, was 3.26% compared to 3.75%, a decrease of 49 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2020 and 2019.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Commercial	$544,712	$320,802	$4,495	$3,820	3.28%	4.72%
Real estate	1,549,078	1,489,155	17,755	18,487	4.58	4.97
Consumer	8,565	11,679	144	209	6.69	7.10
Total loans	2,102,355	1,821,636	22,394	22,516	4.26	4.94

Securities:
U.S. Treasury	10,541	—	3	—	0.11	—
Federal agencies and GSEs	61,405	127,956	287	767	1.87	2.40
Mortgage-backed and CMOs	194,585	133,121	942	851	1.94	2.56
State and municipal	46,432	45,830	294	330	2.53	2.88
Other securities	20,815	16,295	275	242	5.28	5.94
Total securities	333,778	323,202	1,801	2,190	2.16	2.71

Deposits in other banks	212,857	63,097	59	329	0.11	2.07

Total interest-earning assets	2,648,990	2,207,935	24,254	25,035	3.66	4.53

Non-earning assets	221,223	218,743

Total assets	$2,870,213	$2,426,678

Deposits:
Demand	$410,228	$324,058	56	119	0.05	0.15
Money market	580,200	453,873	475	1,415	0.33	1.24
Savings	206,493	176,673	24	94	0.05	0.21
Time	423,039	489,343	1,563	2,027	1.47	1.64
Total deposits	1,619,960	1,443,947	2,118	3,655	0.52	1.00

Customer repurchase agreements	45,689	39,470	42	150	0.37	1.51
Other short-term borrowings	—	1,986	—	16	—	2.42
Long-term borrowings	35,597	35,806	524	515	5.89	5.80
Total interest-bearing liabilities	1,701,246	1,521,209	2,684	4,336	0.63	1.13

Noninterest-bearing demand deposits	814,685	568,706
Other liabilities	24,244	21,783
Shareholders' equity	330,038	314,980
Total liabilities and shareholders' equity	$2,870,213	$2,426,678

Interest rate spread					3.03%	3.40%
Net interest margin					3.26%	3.75%

Net interest income (taxable equivalent basis)			21,570	20,699
Less: Taxable equivalent adjustment			75	77
Net interest income			$21,495	$20,622

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30,
	2020 vs. 2019
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$675	$(1,423)	$2,098
Real estate	(732)	(1,456)	724
Consumer	(65)	(12)	(53)
Total loans	(122)	(2,891)	2,769
Securities:
U.S. Treasury	3	—	3
Federal agencies and GSEs	(480)	(143)	(337)
Mortgage-backed and CMOs	91	(239)	330
State and municipal	(36)	(40)	4
Other securities	33	(29)	62
Total securities	(389)	(451)	62
Deposits in other banks	(270)	(522)	252
Total interest income	(781)	(3,864)	3,083

Interest expense
Deposits:
Demand	(63)	(89)	26
Money market	(940)	(1,254)	314
Savings	(70)	(84)	14
Time	(464)	(206)	(258)
Total deposits	(1,537)	(1,633)	96
Customer repurchase agreements	(108)	(129)	21
Other short-term borrowings	(12)	12	(24)
Long-term borrowings	5	8	(3)
Total interest expense	(1,652)	(1,742)	90
Net interest income (taxable equivalent basis)	$871	$(2,122)	$2,993

Nine months ended September 30, 2020 and 2019

Net interest income on a taxable equivalent basis increased $4,921,000 or 8.6% for the nine months ended September 30, 2020 compared to the same period in 2019. This improvement in net interest income was primarily related to an increase in earning asset balances for the 2020 period compared to the 2019 period. Average loan balances for the 2020 period were up $329,465,000 or 19.8% over the 2019 period, primarily due to PPP lending and the HomeTown acquisition. Loan yields for thenine months ended September 30, 2020 were 51 basis points lower than the 2019 period. The impact of PPP loans earning 1% further compounded the downward pressure imposed by the Federal Reserve's interest rate cuts during the twelve months ended September 30, 2020.

For the nine months ended September 30, 2020, the Company's yield on interest-earning assets was 3.84%, compared to 4.45% for the prior year period. The cost of interest-bearing liabilities was 0.79% compared to 1.09%. The interest rate spread was 3.05% compared to 3.36%. The net interest margin, on a fully taxable equivalent basis, was 3.32% compared to 3.70%, a decrease of 38 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2020 and 2019.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Commercial	$464,094	$302,750	$12,414	$10,609	3.57%	4.69%
Real estate	1,522,803	1,354,358	52,319	49,782	4.58	4.90
Consumer	9,314	9,638	451	485	6.47	6.73
Total loans	1,996,211	1,666,746	65,184	60,876	4.36	4.87

Securities:
U.S. Treasury	7,292	—	47	—	0.86	—
Federal agencies and GSEs	70,604	135,937	1,147	2,475	2.17	2.43
Mortgage-backed and CMOs	198,528	124,258	3,144	2,353	2.11	2.52
State and municipal	43,345	64,084	871	1,348	2.68	2.80
Other securities	19,932	16,160	812	653	5.43	5.39
Total securities	339,701	340,439	6,021	6,829	2.36	2.67

Deposits in other banks	147,996	46,902	356	853	0.32	2.43

Total interest-earning assets	2,483,908	2,054,087	71,561	68,558	3.84	4.45

Non-earning assets	222,451	189,256

Total assets	$2,706,359	$2,243,343

Deposits:
Demand	$371,155	$299,769	294	245	0.11	0.11
Money market	550,063	432,980	2,254	3,962	0.55	1.22
Savings	192,632	163,525	101	201	0.07	0.16
Time	446,354	451,258	5,259	5,239	1.57	1.55
Total deposits	1,560,204	1,347,532	7,908	9,647	0.68	0.96

Customer repurchase agreements	43,649	39,265	237	461	0.73	1.57
Other short-term borrowings	1	3,502	—	55	0.50	1.94
Long-term borrowings	35,575	33,107	1,523	1,423	5.71	5.75
Total interest-bearing liabilities	1,639,429	1,423,406	9,668	11,586	0.79	1.09

Noninterest-bearing demand deposits	717,007	516,698
Other liabilities	22,692	20,595
Shareholders' equity	327,231	282,644
Total liabilities and shareholders' equity	$2,706,359	$2,243,343

Interest rate spread					3.05%	3.36%
Net interest margin					3.32%	3.70%

Net interest income (taxable equivalent basis)			61,893	56,972
Less: Taxable equivalent adjustment			219	293
Net interest income			$61,674	$56,679

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30,
	2020 vs. 2019
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$1,805	$(2,922)	$4,727
Real estate	2,537	(3,389)	5,926
Consumer	(34)	(18)	(16)
Total loans	4,308	(6,329)	10,637
Securities:
U.S. Treasury	47	—	47
Federal agencies and GSEs	(1,328)	(243)	(1,085)
Mortgage-backed and CMOs	791	(435)	1,226
State and municipal	(477)	(58)	(419)
Other securities	159	5	154
Total securities	(808)	(731)	(77)
Deposits in other banks	(497)	(1,198)	701
Total interest income	3,003	(8,258)	11,261

Interest expense
Deposits:
Demand	49	(8)	57
Money market	(1,708)	(2,585)	877
Savings	(100)	(131)	31
Time	20	77	(57)
Total deposits	(1,739)	(2,647)	908
Customer repurchase agreements	(224)	(271)	47
Other short-term borrowings	(51)	(25)	(26)
Long-term borrowings	96	(10)	106
Total interest expense	(1,918)	(2,953)	1,035
Net interest income (taxable equivalent basis)	$4,921	$(5,305)	$10,226

Noninterest Income

Three months ended September 30, 2020 and 2019

For the quarter ended September 30, 2020, noninterest income increased $121,000 or 2.9% compared to the comparable 2019 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$1,054	$979	$75	7.7%
Service charges on deposit accounts	618	783	(165)	(21.1)
Other fees and commissions	996	1,003	(7)	(0.7)
Mortgage banking income	1,030	710	320	45.1
Securities gains, net	—	105	(105)	(100.0)
Brokerage fees	170	183	(13)	(7.1)
Income from SBICs	98	143	(45)	(31.5)
Losses on premises and equipment, net	(15)	(2)	(13)	650.0
Other	341	267	74	27.7
Total noninterest income	$4,292	$4,171	$121	2.9

Service charge income decreased $165,000 in the third quarter of 2020 compared to the third quarter of 2019. Due to the actions taken to combat COVID-19 such as stay-at-home orders and restaurant and retail changes, debit card income decreased as consumers did not spend at the same levels in the third quarter of 2020 as 2019. The Company saw decreases in overdraft and related fees, another component of service charge income, caused by consumer spending decreases during the same period. Mortgage banking income increased $320,000 in the 2020 quarter compared to the 2019 quarter, primarily due to increased volume of applications for purchases and refinancing as rates hit historical lows in 2020.  Net securities gains decreased $105,000 in the 2020 quarter compared to the same quarter in 2019.

Nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, noninterest income increased $1,318,000 or 11.7% compared to the comparable 2019 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$3,019	$2,826	$193	6.8%
Service charges on deposit accounts	1,880	2,101	(221)	(10.5)
Other fees and commissions	2,888	2,726	162	5.9
Mortgage banking income	2,472	1,702	770	45.2
Securities gains, net	814	575	239	41.6
Brokerage fees	553	516	37	7.2
Income from SBICs	34	174	(140)	(80.5)
Losses on premises and equipment, net	(97)	(89)	(8)	9.0
Other	1,059	773	286	37.0
Total noninterest income	$12,622	$11,304	$1,318	11.7

Trust fees increased $193,000 for the nine months ended September 30, 2020 compared to the same period in 2019. Other fees and commissions increased $162,000 in the 2020 period compared to the 2019 period, while service charges decreased $221,000. Due to the actions taken to combat COVID-19 such as stay-at-home orders and restaurant and retail changes, debit card income decreased as consumers did not spend at the same levels in the third quarter of 2020 as 2019. The Company saw decreases in overdraft and related fees, another component of service charge income, caused by consumer spending decreases during the same period. Mortgage banking income increased $770,000 for the nine months ended September 30, 2020 compared to the 2019 period. The increase in 2020 is a result of historically low rates in the first nine months of 2020 resulting in increased application volume for new purchases and refinancing of existing loans.  Net securities gains increased $239,000 in the 2020 period compared to the same period in 2019, while income from Small Business Investment Companies ("SBICs") decreased $140,000.

Noninterest Expense

Three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, noninterest expense increased $348,000 or 2.5%. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$7,989	$7,662	$327	4.3%
Occupancy and equipment	1,423	1,448	(25)	(1.7)
FDIC assessment (credit)	162	(175)	337	(192.6)
Bank franchise tax	426	411	15	3.6
Core deposit intangible amortization	402	448	(46)	(10.3)
Data processing	705	589	116	19.7
Software	353	287	66	23.0
Other real estate owned, net	28	47	(19)	(40.4)
Other	2,652	3,075	(423)	(13.8)
Total noninterest expense	$14,140	$13,792	$348	2.5

Salaries and employee benefits increased $327,000 in the 2020 quarter as compared to the 2019 quarter. Total full-time equivalent employees ("FTEs") were 341 at end of the third quarter of 2020, down from 365 at the end of the same quarter of 2019.  However, salaries and employee benefits expenses increased for severance, pension accruals for upcoming retirements and increased commissions due to the uptick in mortgage banking resulting from the low rate environment in 2020. The Federal Deposit Insurance Corporation ("FDIC") assessment expense in the 2019 quarter was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $330,000.  Core deposit intangible amortization decreased in the third quarter of 2020 compared to the same quarter of 2019 as the amortization from the MidCarolina acquisition completed in June 2020. The decrease in other noninterest expense in the 2020 quarter compared to the 2019 quarter was primarily due to reduced travel due to the COVID-19 pandemic and increased synergies from the HomeTown acquisition.

Nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, noninterest expense decreased $11,131,000 or 21.8%. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$21,540	$22,029	$(489)	(2.2)%
Occupancy and equipment	4,116	3,963	153	3.9
FDIC assessment	433	119	314	263.9
Bank franchise tax	1,277	1,113	164	14.7
Core deposit intangible amortization	1,246	961	285	29.7
Data processing	2,253	1,838	415	22.6
Software	1,112	932	180	19.3
Other real estate owned, net	34	16	18	112.5
Merger related expenses	—	11,322	(11,322)	(100.0)
Other	7,895	8,744	(849)	(9.7)
Total noninterest expense	$39,906	$51,037	$(11,131)	(21.8)

Salaries and employee benefits decreased $489,000 for the nine months ended September 30, 2020 compared to the 2019 period. Total FTEs were 341 at the end of the third quarter of 2020, down from 365 at the end of the third quarter of 2019, for a decrease of 24 FTEs. Contributing to the decrease was a reduction in salary expenses of $1.7 million for the deferral of loan costs related to PPP originations in the second quarter of 2020   The costs are being amortized over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination date.  The decrease was partially offset by the increased commissions due to the uptick in mortgage banking resulting from the low rate environment in 2020. Occupancy and equipment expense increased $153,000 for the nine months ended September 30, 2020 compared to the 2019 period, primarily due to the HomeTown acquisition in the second quarter of 2019. The FDIC assessment expense in the 2019 period was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $330,000. Core deposit intangible amortization increased $285,000 in the 2020 period compared to the same period in 2019 due to the HomeTown acquisition. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,322,000 during the 2019 period. The decrease in other noninterest expense in the 2020 period compared to the 2019 period was primarily due to reduced travel due to the COVID-19 pandemic and increased synergies from the HomeTown acquisition.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2020 quarter was 53.00% compared to 53.79% for the 2019 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Efficiency Ratio
Noninterest expense	$14,140	$13,792	$39,906	$51,037
Add/subtract: gain/loss on sale of OREO, net of write-downs	(23)	(22)	12	56
Subtract: core deposit intangible amortization	(402)	(448)	(1,246)	(961)
Subtract: merger related expense	—	—	—	(11,322)
	$13,715	$13,322	$38,672	$38,810

Net interest income	$21,495	$20,622	$61,674	$56,679
Tax equivalent adjustment	75	77	219	293
Noninterest income	4,292	4,171	12,622	11,304
Subtract: gain on securities	—	(105)	(814)	(575)
Add: loss on fixed assets	15	2	97	89
	$25,877	$24,767	$73,798	$67,790

Efficiency ratio	53.00%	53.79%	52.40%	57.25%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2020 and 2019 periods is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$22,394	$22,516	$65,184	$60,876
Interest income - investments and other	1,860	2,519	6,377	7,682
Interest expense - deposits	(2,118)	(3,655)	(7,908)	(9,647)
Interest expense - customer repurchase agreements	(42)	(150)	(237)	(461)
Interest expense - other short-term borrowings	—	(16)	—	(55)
Interest expense - long-term borrowings	(524)	(515)	(1,523)	(1,423)
Total net interest income	$21,570	$20,699	$61,893	$56,972
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(48)	$(46)	$(138)	$(139)
Tax benefit realized on non-taxable interest income - municipal securities	(27)	(31)	(81)	(154)
GAAP measures	$21,495	$20,622	$61,674	$56,679

Income Taxes

The effective tax rate for the third quarter of 2020 was 19.95% compared to 21.08% for the third quarter of 2019. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 18.45% and 20.57%, respectively. The decreased rate for the nine-month 2020 period compared to the rate for the 2019 period is a result of tax benefits recognized. As a result of the enactment of the CARES Act in the first quarter of 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. An income tax benefit was realized for the difference between the current corporate income tax rate of 21% and the higher federal corporate tax rate of 35% prior to 2018.

The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments.  The net accretion impact for the three and nine months ended September 30, 2020 and 2019, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended September 30, 2020	$1,649	$33	$(21)	$1,661
For the three months ended September 30, 2019	841	128	(21)	948

For the nine months ended September 30, 2020	3,330	153	(63)	3,420
For the nine months ended September 30, 2019	2,117	272	(68)	2,321

For the remaining three months of 2020 (estimated)	523	28	(21)	530
For the years ending (estimated):
2021	1,874	78	(102)	1,850
2022	1,191	50	(102)	1,139
2023	769	30	(102)	697
2024	464	5	(102)	367
2025	366	2	(102)	266
Thereafter (estimated)	1,718	3	(743)	978

The third quarter of 2020 included $800,000 in cash basis accretion income related to the collection of a purchased loan previously charged off in connection with the Company's acquistion of MidCarolina Financial Corporation.

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

The available for sale securities portfolio was $358,493,000 at September 30, 2020, compared to $379,195,000 at December 31, 2019, a decrease of $20,702,000 or 5.5%. At September 30, 2020, the available for sale portfolio had an amortized cost of $348,003,000, resulting in a net unrealized gain of $10,490,000. At December 31, 2019, the available for sale portfolio had an amortized cost of $375,494,000, resulting in a net unrealized gain of $3,701,000. The Company had no remaining equity securities at September 30, 2020. During the nine months ended September 30, 2019, the Company recognized a $333,000 change in the fair value of equity securities.

During the nine months ended September 30, 2020, the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000. This compares to the nine months ended September 30, 2019, when the Company sold $29,485,000 in par value bonds and realized a net gain of $242,000. The Company had no remaining equity securities at September 30, 2020. During the nine months ended September 30, 2019, the Company sold $445,000 in equity securities at fair value.

The Company is cognizant of the continuing historically low and currently steady rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and short and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2020, the commercial real estate portfolio included concentrations of $73,526,000, $45,444,000 and $180,487,000 in hotel, restaurants, and retail, respectively.  These concentrations total 14.4% of total loans, excluding loans in process.

Total loans were $2,086,094,000 at September 30, 2020, compared to $1,830,815,000 at December 31, 2019, an increase of $255,279,000 or 13.9%. At September 30, 2020, net PPP loans, which are in the commercial loan category, totaled $265,941,000. Declines in other categories offset some of the total loan growth during the period.

Average loans were $2,102,355,000 for the third quarter of 2020, compared to $1,821,636,000 for the third quarter of 2019, an increase of $280,719,000 or 15.4%, primarily related to PPP lending.

Loans held for sale totaled $6,789,000 at September 30, 2020 and $2,027,000 at December 31, 2019. Secondary loan production volume was $116,071,000 for the nine month period ended September 30, 2020 and $75,756,000 for the same period of 2019. These loans were approximately 40% purchase and 60% refinancing.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Commercial	$543,746	$339,077
Commercial real estate:
Construction and land development	151,613	137,920
Commercial real estate - owner occupied	382,121	360,991
Commercial real estate - non-owner occupied	608,954	538,208
Residential real estate:
Residential	279,815	324,315
Home equity	111,448	119,423
Consumer	8,397	10,881
Total loans	$2,086,094	$1,830,815

Provision for Loan Losses

     The provision for loan losses was $2.6 million for the third quarter of 2020, as compared to $4.8 million for the previous quarter and a recovery of $12 thousand for the same period in the previous year. A smaller provision was needed in the third quarter compared to the second as economic factors stabilized; however, the bank continues to see stress in certain industry segments, has an active Disaster Assistance Program, and recorded higher specific reserves during the period. The Company had a provision for loan losses of $8,331,000 for the nine month period ended September 30, 2020, compared to a recovery of $6,000 for the same period ended September 30, 2019. The increase over the prior year period reflects an increase in allowance requirements in response to the declining and uncertain economic landscape caused by the COVID-19 pandemic. Net charge-offs for the nine months ended September 30, 2020 were $395,000 compared to $41,000 for the 2019 period.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At September 30, 2020, the ALLL was $21,088,000, compared to $13,152,000 at December 31, 2019. The ALLL as a percentage of total loans at such dates was 1.01% and 0.72%, respectively. Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known.  The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.10% at September 30, 2020, compared to 0.87% at December 31, 2019. On a dollar basis, the reserve was $19,860,000 at September 30, 2020, compared to $12,684,000 at December 31, 2019. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 10.38% at September 30, 2020, compared to 10.51% at December 31, 2019. On a dollar basis, the reserve was $354,000 at September 30, 2020, compared to $230,000 at December 31, 2019. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $1,216,171 over December 31, 2019.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $874,000 at September 30, 2020 compared to $238,000 at December 31, 2019. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$13,152	$12,805

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	—	6
Commercial real estate - non-owner occupied	28	—
Residential real estate	61	20
Home equity	7	50
Total real estate	96	76
Commercial and industrial	417	12
Consumer	162	245
Total charge-offs	675	333

Recoveries:
Construction and land development	2	—
Commercial real estate - owner occupied	8	9
Commercial real estate - non-owner occupied	50	—
Residential real estate	61	40
Home equity	13	18
Total real estate	134	67
Commercial and industrial	41	13
Consumer	105	144
Total recoveries	280	224

Net charge-offs	395	109
Provision for loan losses	8,331	456
Balance at end of period	$21,088	$13,152

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios

	September 30, 2020	December 31, 2019
Allowance to loans (1)	1.01%	0.72%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	1.10	0.87
Net charge-offs to allowance (3)	2.50	0.83
Net charge-offs to average loans (3)	0.03	0.01
Nonperforming assets to total assets	0.16	0.15
Nonperforming loans to loans	0.16	0.13
Provision to net charge-offs (3)	2,109.11	418.35
Provision to average loans (3)	0.56	0.03
Allowance to nonperforming loans	625.20	570.59

__________________________

(1) - Excluding PPP loans, 1.16%

(2) - Excluding PPP loans, 1.29%

(3) - Annualized.

Nonperforming Assets (Loans and Other Real Estate Owned and Repossessions)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of PCI loans.

Nonperforming loans to total loans were 0.16% at September 30, 2020 and 0.13% at December 31, 2019.

Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.16% and 0.15% of total assets at September 30, 2020 and December 31, 2019, respectively. The Company continues to monitor the significant impact to its borrowers caused by COVID-19 and anticipates increases in nonperforming assets as a result, but the total cannot be determined at this time.

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

The following table presents the Company's nonperforming assets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Nonperforming Assets

	September 30, 2020	December 31, 2019
Nonaccrual loans:
Real estate	$2,886	$1,083
Commercial	193	857
Consumer	9	4
Total nonaccrual loans	3,088	1,944

Loans past due 90 days and accruing interest:
Real estate	285	309
Commercial	—	52
Total past due 90 days and accruing interest	285	361

Total nonperforming loans	3,373	2,305

Other real estate owned	999	1,308

Repossessions (included in other assets)	211	—

Total nonperforming assets	$4,583	$3,613

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Impaired Loans

	September 30, 2020	December 31, 2019
Accruing	$890	$969
Nonaccruing	2,518	1,223
Total impaired loans	$3,408	$2,192

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $2,359,000 in TDRs at September 30, 2020 compared to $1,058,000 at December 31, 2019. These loans are included in the impaired loan table above.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  This was in response to the COVID-19 pandemic affecting societies and economies around the world.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  The CARES Act was passed by the U.S. Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank implemented a DAP to provide relief to its borrowers under this guidance. On September 30, 2020, the balance of loans remaining in this program was $135 million or 6.5% of the total portfolio as of that date.  The majority of remaining modifications involved three-month deferments of interest.  On October 23, 2020, the balance of loans remaining in this program was $63.9 million with only $6.6 million in second deferrals.  This interagency guidance is not expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Other Real Estate Owned

Other real estate owned was $999,000 and $1,308,000 as of September 30, 2020 and December 31, 2019, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Other Real Estate Owned

	September 30, 2020	December 31, 2019
Construction and land development	$484	$600
1-4 family residential	285	285
Commercial real estate	230	423
	$999	$1,308

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,470,700,000 at September 30, 2020 compared to $2,060,547,000 at December 31, 2019, an increase of $410,153,000 or 19.9%. Customer deposits of loan proceeds from the PPP that remained at September 30, 2020 partially accounted for the increase. Customers have continued to maintain higher cash balances throughout the second and third quarters of 2020 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2019.

Average interest-bearing deposits were $1,619,960,000 for the third quarter of 2020, compared to $1,443,947,000 for the third quarter of 2019, an increase of $176,013,000 or 12.2%. Average noninterest-bearing deposits for the 2020 quarter were $814,685,000, compared to $568,706,000 for the 2019 quarter, an increase of $245,979,000 or 43.3%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge is to fund the Bank in a cost effective and competitive manner. The Company's cost of interest-bearing deposits for the third quarter of 2020 was 0.52%, down from 1.00% for the third quarter of 2019.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.  The Company's capital strategy has not changed in response to COVID-19 except to suspend the stock repurchase program for the near term.

Shareholders' equity was $331,981,000 at September 30, 2020 compared to $320,258,000 at December 31, 2019, an increase of $11,723,000 or 3.7%.

The Company paid cash dividends of $0.81 per share during the first nine months of 2020 while the aggregate basic and diluted earnings per share for the same period was $1.93.

Effective January 1, 2015, the Company and the Bank became subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Basel III Capital Rules"). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. In addition, to be well capitalized under the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, the Bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") that expands the applicability of the Federal Reserve’s Small Bank Holding Company Policy Statement ("SBHC Policy Statement") to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules.

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

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2020 and December 31, 2019. Management believes, as of September 30, 2020, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2020		Percentage At December 31, 2019
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.94%	12.85%	11.56%	12.38%
Tier 1 capital ratio	13.36	12.85	12.98	12.38
Total capital ratio	14.81	13.94	14.04	13.06

Leverage Capital Ratio:

Tier 1 leverage ratio	9.60	9.23	10.75	10.25

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

No shares of the Company's common stock were repurchased during the three months ended September 30, 2020. In the nine month period ended September 30, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000. In the nine month period ended September 30, 2019, the Company repurchased 32,165 shares at an average cost of $35.38 per share, for a total cost of $1,138,000. This program has been suspended since the second quarter of 2020 in an effort to conserve capital in response to COVID-19.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $205,000,000 outstanding in letters of credit at September 30, 2020 and $170,000,000 outstanding at December 31, 2019. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

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

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of September 30, 2020 and December 31, 2019, were $4,332,000 and $14,864,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity.  Average deposits grew 21.0% in the third quarter of 2020 compared to the same quarter in 2019, partially due to customer deposits of loan proceeds from participation in the PPP program. Customers have continued to maintain higher cash balances throughout the second and third quarters of 2020 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2019. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at September 30, 2020 and at December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Commitments to extend credit	$558,343	$557,364
Standby letters of credit	15,679	13,611
Mortgage loan rate-lock commitments	36,520	10,791

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2020 is asset sensitive. Management expects that the general direction of market interest rates will be stable to decreasing for the remainder of 2020.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2020 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	September 30, 2020
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$5,375	6.9%
Up 3.00%	4,018	5.2
Up 2.00%	2,593	3.3
Up 1.00%	1,212	1.6
Flat	—	—
Down 0.25%	(338)	(0.4)
Down 1.00%	(1,366)	(1.8)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2020 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	September 30, 2020
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$429,755	$256,057	147.4%
Up 3.00%	379,874	206,176	118.7
Up 2.00%	323,515	149,817	86.3
Up 1.00%	254,316	80,618	46.4
Flat	173,698	—	—
Down 0.25%	147,114	(26,584)	(15.3)
Down 1.00%	48,162	(125,536)	(72.3)

Due to the historically low interest rate environment, no measurement was considered necessary for a further decline in interest rates. Due to the significant drop in short-term interest rates as a result of the economic impact of the COVID-19 pandemic, the valuation of the deposit portfolio decreased significantly in addition to the earning asset portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

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

No shares of the Company's common stock were repurchased during the three months ended September 30, 2020. Under the share repurchase program, the Company has the remaining authority to repurchase up to 259,474 shares of the Company's common stock as of September 30, 2020. However, this program has been suspended since the second quarter of 2020 in an effort to conserve capital due to COVID-19.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 5, 2020		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - November 5, 2020		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 5, 2020		(principal accounting officer)