Form 10-K
period 2020-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2021-03-08
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (12 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020, based on the closing price, was $259,004,000.

The number of shares of the registrant's common stock outstanding on February 26, 2021 was 10,965,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 18, 2021, are incorporated by reference into Part III of this report.

CROSS REFERENCE INDEX

PART I		PAGE
ITEM 1	Business	4
ITEM 1A	Risk Factors	14
ITEM 1B	Unresolved Staff Comments	None
ITEM 2	Properties	23
ITEM 3	Legal Proceedings	23
ITEM 4	Mine Safety Disclosures	23

PART II
ITEM 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
ITEM 6	Selected Financial Data	26
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	49
ITEM 8	Financial Statements and Supplementary Data	50
	Reports of Independent Registered Public Accounting Firm	52
	Consolidated Balance Sheets as of December 31, 2020 and 2019	55
	Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	56
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	57
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018	58
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	59
	Notes to Consolidated Financial Statements	60
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures	102
ITEM 9B	Other Information	None

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	*
ITEM 11	Executive Compensation	*
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	*
ITEM 14	Principal Accountant Fees and Services	*

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	103
ITEM 16	Form 10-K Summary	None

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders. The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors, may affect the operations, performance, business strategy, and results of the Company. Those factors include but are not limited to the following:

•	the impact of the ongoing COVID-19 pandemic and the associated efforts to limit the spread of the virus;
•	financial market volatility including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
•	the adequacy of the level of the Company's allowance for loan losses, the amount of loan loss provisions required in future periods, and the failure of assumptions underlying the allowance for loan losses;
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

As of December 31, 2020, the operations of the Company are conducted at twenty-six banking offices and one loan production office in Roanoke, Virginia. Through these offices, the Company serves its primary market area of south central Virginia and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through thirty-seven Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."

On April 1, 2019, the Company completed the acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). The acquisition of HomeTown deepened the Company's footprint in the Roanoke, Virginia metropolitan area and created a presence in the New River Valley with an office in Christiansburg, Virginia.

The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company's operating segments, refer to "Note 24 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Competition and Markets

Vigorous competition exists in the Company's service areas. The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including finance companies, mutual and money market fund providers, financial technology companies, brokerage firms, wealth management firms, insurance companies, credit unions, and mortgage companies.

The Company's primary market area is south central Virginia and north central North Carolina. The Company also has a significant presence in Roanoke, Virginia that increased substantially in connection with the acquisition of HomeTown. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke. In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Raleigh, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, Guilford, and Wake.

The Company has the largest deposit market share in the City of Danville, Virginia. The Company had a deposit market share in the Danville Micropolitan Statistical Area of 35.5% at June 30, 2020 based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia. The Company had a deposit market share in the County of 27.0% at June 30, 2020, based on FDIC data.

Unemployment levels in each Virginia market the Company serves have continued to improve from their COVID-19 related highs in early to mid 2020.  Service sectors, financials, medical, manufacturing, construction, timber management and production, and technology related businesses have remained strong while hospitality, restaurants, travel & tourism, meeting spaces, and fitness facilities continue to suffer from the COVID-19 restrictions.  Other important business industries include farming, tobacco processing and sales, and food processing.  New businesses continue to move into the Company's Virginia footprint, which has been positive for economic growth.

The Company's market area in North Carolina has strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them. The Company had a deposit market share in Alamance County of 14.7% at June 30, 2020, based on FDIC data, which was the third largest of any FDIC-insured institution.

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

The Dodd-Frank Act has had, and may in the future have, a material impact on the Company's operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

The FDIC's "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached at least 1.38%. The 1.35% target was achieved in the third quarter of 2018, resulting in the termination of the surcharge. The reserve ratio reached 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the assessment for the second quarter of 2019, which was invoiced September 30, 2019. The FDIC continued to apply the balance of small bank credits as a reserve ratio of at least 1.35% was sustained, with the last of the Company's credits being applied to the assessment for the first quarter of 2020, which was invoiced June 30, 2020. In 2020 and 2019, the Company recorded expense of $639,000 and $119,000, respectively, for FDIC insurance premiums.

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

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.78% and 15.18%, respectively, as of December 31, 2020, thus exceeding the minimum requirements. The CET 1 ratio of the Company was 12.36% and the Bank was 12.86% as of December 31, 2020. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.86% and 13.97%, respectively, as of December 31, 2020, also exceeding the minimum requirements.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. In July 2019, the federal banking agencies adopted final rules (the "Capital Simplification Rules") that, among other things, revised these deductions and adjustments. Following the adoption of the Capital Simplification Rules, certain deferred tax assets and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for the Company as of January 1, 2020. These limitations did not impact regulatory capital during any of the reported periods.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

On August 28, 2018, the FRB issued an interim final rule required by the EGRRCPA that expands the applicability of the FRB's small bank holding company policy statement (the "SBHC Policy Statement") to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently had less than $3 billion in total consolidated assets at June 30, 2020 and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio (commonly referred to as the community bank leverage ratio or "CBLR"). Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and are deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework has a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. These CBLR rules were modified in response to the COVID-19 pandemic.  See "Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021" below. The Company and the Bank do not currently expect to opt into the CBLR framework.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. Management believes, as of December 31, 2020 and 2019, the Bank met the requirements for being classified as "well capitalized."

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% are deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework has a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. These CBLR rules were modified in response to the COVID-19 pandemic.  See "Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021" below. The Company and the Bank do not currently expect to opt into the CBLR framework.

As required by FDICIA, the federal bank regulatory agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an institution which has been notified that it is not in compliance with safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

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

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money, or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

On June 5, 2020, the OCC published a final rule, effective October 1, 2020, to modernize the agency's regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency's proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule.  The Company is evaluating what impact this new rule will have on its operations.

Anti-Money Laundering Legislation

The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities ("AML laws"). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Office of Foreign Assets Control

The U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2020, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a "computer-security incident" or a "notification incident." The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020.  Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio.  The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

•

Temporary Troubled Debt Restructurings Relief.  The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles ("GAAP") for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring ("TDR"), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.  The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•

Small Business Administration Paycheck Protection Program.  The CARES Act created the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") and it was extended by the Appropriations Act.  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Tax Reform

As a result of the enactment of the CARES Act in 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger.

Employees

At December 31, 2020, the Company employed 342 full-time equivalent persons. In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.

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

Executive Officers of the Company

The following table lists, as of December 31, 2020, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	60

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

Jeffrey W. Farrar	60

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

H. Gregg Strader	62

Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2009 to June 2013.

Edward C. Martin	47

Executive Vice President and Chief Administrative Officer of the Company and the Bank and President of Virginia Banking since August 2020. Executive Vice President and Chief Credit Officer of the Company from December 2019 until August 2020. Executive Vice President and Chief Credit Officer of the Bank from March 2017 until August 2020. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.

John H. Settle, Jr.	62

Executive Vice President and President of Trust and Investment Services since October 2016. Senior Vice President and Senior Fiduciary Advisory Specialist with Wells Fargo Private Bank from March 2012 to October 2016. Prior thereto, Managing Director with SunTrust Private Wealth Management.

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic. The spread of the virus has created a global health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by all parties, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior, related emergency response legislation and an expectation that the FRB will maintain a low interest rate environment for the foreseeable future.

In response to the outbreak, the Company implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities. The Company also transitioned to a majority of its non-branch employees working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs. It cancelled all business travel, and it holds all Company meetings through virtual platforms.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act was passed by the U.S. Congress on March 27, 2020. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs. The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. The Bank provided assistance to customers with loan balances of $405.1 million during the year ended December 31, 2020. The balance of loans remaining in this program at December 31, 2020 was $30.0 million, or 1.5% of the total portfolio, with $18.2 million of the $30.0 million in total deferrals the result of second and third request interest deferrals. At February 28, 2021, the balance of loans remaining in this program was $25.2 million, or 1.2% of the total portfolio, with $16.7 million of the $25.2 million in total deferrals the result of second request interest deferrals. The majority of remaining modifications involved three-month deferments of interest. This interagency guidance has not had a material impact on the Company's financials and is not expected to have a material impact on ongoing operations; however, this impact cannot be quantified at this time.

The CARES Act included an initial first round allocation of $659.0 billion for loans to be issued by financial institutions through the SBA's PPP. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was passed by Congress on December 21, 2020 and then signed into law on December 27, 2020 as part of the Appropriations Act, allocated an additional $284.4 billion. These loans carry a fixed rate of 1.00% and a term of two years for the majority of the initial loans and for five years on the second round, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA paid the Bank a processing fee based on the size of the loan. The SBA has approved over 2,700 applications as of  February 28, 2021 totaling $340.9 million in loans. The Company had outstanding net PPP loans of $211.3 million at December 31, 2020 and $226.4 million at February 28, 2021. The Bank has received processing fees of $11.2 million on the PPP loans and incurred direct origination costs of $1.8 million. The Company had net unaccreted PPP loan origination fees of $4.4 million at December 31, 2020 and $5.0 at February 28, 2021. From a funding perspective, the Bank utilized core funding sources for these loans. At December 31, 2020 and February 28, 2021, respectively, the SBA had forgiven $56.4 million and $105.8 million of PPP loans.

ITEM 1A – RISK FACTORS

CREDIT RISK

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

Most of the Company's commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing the loans. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company's results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years, and the borrowers may not have experienced a complete business or economic cycle. The deterioration of the borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Company's financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, could result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As a smaller reporting company at the one-time evaluation date, the Company has elected to defer adoption of ASU 2016-13 until January 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

Nonperforming assets take significant time to resolve and adversely affect the Company's results of operations and financial condition.

The Company's nonperforming assets adversely affect its net income in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers' performance or financial condition, could adversely affect the Company's business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

A downturn in the local real estate market could materially and negatively affect the Company's business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate. At December 31, 2020, the Company had approximately $2.0 billion in loans, of which approximately $1.5 billion (75.2%) were secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

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

MARKET RISK

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations.

The Bank may be required to transition from the use of the London Interbank Offered Rate ("LIBOR") index in the future.

In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

The Company has a significant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Company's market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Company's reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY RISK

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

TECHNOLOGY RISK

The Company's operations may be adversely affected by cybersecurity risks.

The Company relies heavily on communications and information systems to conduct business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's internet banking, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach of the Company's information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed. Further, to access the Company's products and services, its customers may use computers and mobile devices that are beyond the Company's security control systems. The occurrence of any failure, interruption or security breach of the Company's communications and information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability. Additionally, the Company outsources its data processing to a third party. If the Company's third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company's ability to adequately process and account for customer transactions, which would significantly affect its business operations.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company's business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems, and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company's reputation, which could adversely affect the Company's business. Furthermore, as cyberattacks continue to evolve and increase, the Company may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

OPERATIONAL RISK

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company's operations and prospects.

The Company is a relationship-driven organization. A key aspect of the Company's business strategy is for its senior officers to have primary contact with current and potential customers. The Company's growth and development are in large part a result of these personalized relationships with the customer base. The success of the Company also often depends on its ability to hire and retain qualified banking officers.

The Company's senior officers have considerable experience in the banking industry and related financial services and are extremely valuable and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon future prospects. Although the Company has entered into employment contracts with certain of its senior executive officers, and purchased key man life insurance policies to mitigate the risk of an unforeseen departure or death of certain of the senior executive officers, it cannot offer any assurance that they and other key employees will remain employed by the Company. The unexpected loss of services of one or more of these key employees could have a material adverse effect on operations and possibly result in reduced revenues.

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

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired. If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations. The carrying value of goodwill was approximately $85.0 million at December 31, 2020.

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

LEGAL, REGULATORY AND COMPLIANCE RISK

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

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Federal Reserve's SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the "prompt corrective action" regulations pursuant to Section 38 of the FDIA. Satisfying capital requirements may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB has issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate "qualified mortgages" that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB's regulations and policies could limit the Company's ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company's profitability.

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

STRATEGIC RISK

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

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. These institutions also may have differing pricing and underwriting standards, which may adversely affect the Company through the loss of business or causing a misalignment in the Company's risk-return relationship. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic financial services markets as technological advances enable more companies to provide financial services. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may be adversely affected.

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

GENERAL RISK

The COVID-19 pandemic could adversely affect the Company and the adverse impacts on its business, financial position, and operations could be significant.  The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has created global economic disruptions and disruptions to the lives of people around the world.  Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief.  While the scope, duration, and full effects are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged time period or result in sustained economic stress or recession, such effects could have a material adverse impact on it in terms of credit quality, collateral values, ability of customers to repay loans, product demand, funding, operations, interest rate risk and human capital.

Measures enacted to contain the virus, including business shutdowns and shelter-in-place orders along with actions taken by individuals to ensure their safety, have resulted in significant changes to the corporate risk profile.  These actions have led to loss of revenues for the Company's business customers, extreme increases in national and state unemployment, disrupted global supply chains, market downturns and volatility, disruptions in consumer behavior and emergency response legislation, and an expectation that FRB policy will maintain a low interest rate environment for the foreseeable future.  These changes have a significant adverse effect on the markets in which the Company operates and the demand for its products and services.

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

The Company's risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, reputation, compliance, litigation and cybersecurity. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company's risk-management program, or if its controls break down, the Company's results of operations and financial condition may be adversely affected.

Negative perception of the Company through media may adversely affect the Company's reputation and business.

The Company's reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social and traditional media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social and traditional media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether deserved or undeserved, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.

Severe weather, natural disasters, acts of war or terrorism, public health issues, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, public health issues, and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

RISKS RELATING TO OUR SECURITIES

While the Company's common stock is currently traded on the Nasdaq Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company's common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of the Company's common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock.

Economic and other conditions may cause volatility in the price of the Company's common stock.

In the current economic environment, the prices of publicly traded stocks in the financial services sector have been volatile. However, even in a more stable economic environment the price of the Company's common stock can be affected by a variety of factors such as expected or actual results of operations, changes in analysts' recommendations or projections, announcements of developments related to its businesses, operating and stock performance of other companies deemed to be peers, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the price of the Company's common stock but could also affect the liquidity of the stock given the Company's size, geographical footprint, and industry. The price for shares of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the price for shares of the Company's common stock, and the current market price of such shares may not be indicative of future market prices.

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

The availability of dividends from the Company is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank was unable to pay dividends to the Company, or be limited in the payment of such dividends, the Company would likely have to reduce or stop paying common stock dividends. The Company's reduction, limitation. or failure to pay such dividends on its common stock could have a material adverse effect on the market price of the common stock.

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

ITEM 2 – PROPERTIES

As of December 31, 2020, the Company maintained twenty-six banking offices. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke. In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Raleigh, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, Guilford, and Wake. The Company also operates one loan production office.

The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia. This building, owned by the Company, has three floors totaling approximately 27,000 square feet.

The Company owns a building located at 103 Tower Drive in Danville, Virginia. This three-story facility serves as an operations center.

The Company has an office at 445 Mount Cross Road in Danville, Virginia, where it consolidated two banking offices in January 2009 and gained additional administrative space.

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

The Company owns twenty other offices for a total of twenty-three owned buildings. There are no mortgages or liens against any of the properties owned by the Company. The Company operates thirty-seven ATMs on owned or leased facilities.  The Company leases five other offices for a total of seven leased office locations and leases one storage warehouse.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2020, the Company had 3,857 shareholders of record.

The Company paid quarterly cash dividends of $0.27 per share for each quarter of 2020. The Company's future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See "Part I, Item 1. Business - Supervision and Regulation - Dividends," for information on regulatory restrictions on dividends.

Stock Compensation Plans

The Company's 2018 Stock Incentive Plan (the "2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The 2018 Plan replaced the Company's 2008 Stock Incentive Plan, the term of which expired in 2018. The plans and stock compensation in general are discussed in Note 16 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2020, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2020
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	10,541	$16.63	571,460
Equity compensation plans not approved by shareholders	—	—	—
Total	10,541	$16.63	571,460

Stock Repurchase Program

On December 19, 2019, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorized the repurchase of up to 400,000 shares of the Company's common stock through December 31, 2020. The Company suspended the program in the second quarter of 2020 in an effort to conserve capital due to COVID-19. In 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share for a total cost of $4,981,000.

On January 12, 2021, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021.

Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2020. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2015. The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
American National Bankshares Inc.	$100.00	$140.67	$158.91	$124.88	$173.57	$119.86
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except share and per share information and ratios)
	December 31,
	2020	2019	2018	2017	2016
Results of Operations:
Interest income	$95,840	$92,855	$68,768	$63,038	$56,170
Interest expense	12,020	15,728	9,674	7,291	6,316
Net interest income	83,820	77,127	59,094	55,747	49,854
Provision for (recovery of) loan losses	8,916	456	(103)	1,016	250
Noninterest income	16,843	15,170	13,274	14,227	13,505
Noninterest expense	54,565	66,074	44,246	42,883	39,801
Income before income tax provision	37,182	25,767	28,225	26,075	23,308
Income tax provision	7,137	4,861	5,646	10,826	7,007
Net income	$30,045	$20,906	$22,579	$15,249	$16,301

Financial Condition:
Assets	$3,050,010	$2,478,550	$1,862,866	$1,816,078	$1,678,638
Loans, net of unearned income	2,015,056	1,830,815	1,357,476	1,336,125	1,164,821
Securities	474,806	387,825	339,730	327,447	352,726
Deposits	2,611,330	2,060,547	1,566,227	1,534,726	1,370,640
Shareholders' equity	337,894	320,258	222,542	208,717	201,380
Shareholders' equity, tangible (1)	246,755	228,528	177,744	163,654	155,789

Per Share Information:
Earnings per share, basic	$2.74	$1.99	$2.60	$1.76	$1.89
Earnings per share, diluted	2.73	1.98	2.59	1.76	1.89
Cash dividends paid	1.08	1.04	1.00	0.97	0.96
Book value	30.77	28.93	25.52	24.13	23.37
Book value, tangible (1)	22.47	20.64	20.38	18.92	18.08
Average common shares outstanding - basic	10,981,623	10,531,572	8,698,014	8,641,717	8,611,507
Average common shares outstanding - diluted	10,985,790	10,541,337	8,708,462	8,660,628	8,621,241

Selected Ratios:
Return on average assets	1.08%	0.91%	1.24%	0.87%	1.02%
Return on average common equity (2)	9.12%	7.16%	10.56%	7.34%	8.07%
Return on average tangible common equity (1)(3)	13.19%	10.43%	13.49%	9.59%	10.85%
Dividend payout ratio	39.41%	52.45%	38.54%	54.98%	50.71%
Efficiency ratio (1)(4)	52.80%	57.25%	59.20%	60.14%	59.97%
Net interest margin	3.30%	3.68%	3.49%	3.50%	3.52%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.06%	0.72%	0.94%	1.02%	1.10%
Allowance for loan losses to period end nonperforming loans	793.88%	570.59%	1,101.98%	531.37%	360.39%
Nonperforming assets to total assets	0.12%	0.15%	0.11%	0.21%	0.29%
Net charge-offs to average loans	0.03%	0.01%	0.05%	0.02%	0.00%

Capital Ratios:
Total risk-based capital ratio	15.18%	14.04%	15.35%	14.39%	14.81%
Common equity tier 1 capital ratio	12.36%	11.56%	12.55%	11.50%	11.77%
Tier 1 capital ratio	13.78%	12.98%	14.46%	13.42%	13.83%
Tier 1 leverage ratio	9.48%	10.75%	11.62%	10.95%	11.67%
Tangible common equity to tangible assets ratio (1)(5)	8.34%	9.57%	9.78%	9.24%	9.54%

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

(4)

The efficiency ratio is calculated by dividing noninterest expense excluding (i) gains or losses on the sale of other real estate owned, (ii) core deposit intangible amortization, and (iii) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income excluding (x) gains or losses on securities and (y) gains or losses on sale or disposal of premises and equipment.

(5)	Tangible common equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with GAAP and to general practices within the banking industry. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) deferred tax assets and liabilities, and (6) other-than-temporary impairment of securities. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

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

Calculation and analysis of the ALLL is prepared quarterly by the Finance Department with input from the Credit Department. The Company's Credit Committee, Risk and Compliance Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test.  Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed a qualitative assessment at March 31, 2020. As the pandemic continued, the Company performed qualitative assessments at June 30 and September 30 and a quantitative assessment at December 31, 2020. The assessments determined the fair value exceeded the carrying value and did not indicate impairment. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. No indicators of impairment were identified during the year ended December 31, 2019.  Intangible assets with definite useful lives are amortizing over their estimated useful lives of 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

RECENT ACQUISITION

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

NON-GAAP PRESENTATIONS

Non-GAAP presentations are provided because the Company believes these may be valuable to investors. These include (1) the calculation of the efficiency ratio, (2) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, (3) return on average tangible common equity, (4) tangible common equity to tangible assets ratio, and (5) tangible book value per share.

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (x) gains or losses on securities and (y) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for 2020, 2019, and 2018 was 52.80%, 57.25%, and 59.20%, respectively. The Company expects this ratio to increase in 2021 as the benefits of PPP related items decrease. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. In addition, the Company's non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Efficiency Ratio
Noninterest expense	$54,565	$66,074	$44,246
Add/subtract: gain/loss on sale OREO, net of writedowns	4	52	(44)
Subtract: core deposit intangible amortization	(1,637)	(1,398)	(265)
Subtract: merger related expenses	—	(11,782)	(872)
	$52,932	$52,946	$43,065

Net interest income	$83,820	$77,127	$59,094
Tax equivalent adjustment	288	369	556
Noninterest income	16,843	15,170	13,274
Subtract: gain on securities	(814)	(607)	(123)
Add/subtract: loss/gain on sale of fixed assets	110	427	(60)
	$100,247	$92,486	$72,741

Efficiency ratio	52.80%	57.25%	59.20%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2020, 2019, and 2018. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$87,881	$82,869	$60,159
Interest income - investments and other	8,247	10,355	9,165
Interest expense - deposits	(9,729)	(13,143)	(8,086)
Interest expense - customer repurchase agreements	(259)	(596)	(164)
Interest expense - other short-term borrowings	—	(54)	(22)
Interest expense - long-term borrowings	(2,032)	(1,935)	(1,402)
Total net interest income	$84,108	$77,496	$59,650
Less non-GAAP measures:
Tax benefit realized on nontaxable interest income - loans	(181)	(185)	(192)
Tax benefit realized on nontaxable interest income - municipal securities	(107)	(184)	(364)
GAAP measures net interest income	$83,820	$77,127	$59,094

Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Year Ended December 31,
	2020	2019	2018
Return on Average Tangible Common Equity
Return on average common equity (GAAP basis)	9.12%	7.16%	10.56%
Impact of excluding average goodwill and other intangibles	4.07%	3.27%	2.93%
Return on average tangible common equity (non-GAAP)	13.19%	10.43%	13.49%

Tangible common equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2020	2019
Tangible Common Equity to Tangible Assets
Common equity to assets ratio (GAAP basis)	11.08%	12.92%
Impact of excluding goodwill and other intangibles	(2.74)%	(3.35)%
Tangible common equity to tangible assets ratio (non-GAAP)	8.34%	9.57%

The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2020	2019
Tangible Book Value Per Share
Book value per share (GAAP basis)	$30.77	$28.93
Impact of excluding goodwill and other intangibles	(8.30)	(8.29)
Tangible book value per share (non-GAAP)	$22.47	$20.64

RESULTS OF OPERATIONS

Executive Overview

The Company's 2020 financial highlights include the following:

•	Earnings produced a return on average tangible common equity of 13.19% for 2020, compared to 10.43% for 2019.*

•	Average deposits grew 22.3% in 2020 over 2019.

•	Net interest margin was 3.30% for 2020, down from 3.68% for 2019.*

•	Noninterest revenues increased $1.7 million, or 11.0%, when compared to the previous year.

•	Noninterest expense decreased $11.5 million, or 17.4%, when compared to 2019, primarily due to $11.8 million in one-time merger expenses associated with the HomeTown acquisition in 2019.

•

The 2020 provision for loan losses totaled $8.9 million, which compares to a provision of $456 thousand in the prior year. The allowance for loan losses as a percentage of loans held for investment increased to 1.06% at year-end 2020, compared to 0.72% at year-end 2019.

•	Nonperforming assets as a percentage of total assets were 0.12% at December 31, 2020, down from 0.15% at December 31, 2019.

•	Net charge-offs were 0.03% for 2020, up from 0.01% for 2019.

•

As a result of the Company's participation in the SBA's PPP under the CARES Act, it had outstanding net PPP loans of $211.3 million at December 31, 2020. The Company had net unamortized PPP loan origination fees with a balance of $4.4 million at December 31, 2020.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Income

Net income for 2020 was $30,045,000 compared to $20,906,000 for 2019, an increase of $9,139,000, or 43.7%. Basic earnings per share were $2.74 for 2020 compared to $1.99 for 2019. Diluted earnings per share were $2.73 for 2020 compared to $1.98 for 2019. This net income produced for 2020 a return on average assets of 1.08%, a return on average common equity of 9.12%, and a return on average tangible common equity of 13.19%.

The increase in earnings in 2020 was primarily related to the April 1, 2019 merger with HomeTown as the Company realized a full year of operations from the combined entities and 2019 earnings were impacted adversely by $11,782,000 in one-time merger expenses.

Net income for 2019 was $20,906,000 compared to $22,579,000 for 2018, a decrease of $1,673,000, or 7.4%. Basic earnings per share were $1.99 for 2019 compared to $2.60 for 2018. Diluted earnings per share were $1.98 for 2019 compared to $2.59 for 2018. This net income produced for 2019 a return on average assets of 0.91%, a return on average common equity of 7.16%, and a return on average tangible common equity of 10.43%.

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

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. Mergers including the most recent 2019 acquisition of HomeTown impacted net interest income positively for 2020, 2019, and 2018 through increased earning assets.

The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2020, 2019, and 2018. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.

Net interest income on a taxable equivalent basis increased $6,612,000, or 8.5%, in 2020 from 2019, following a $17,846,000, or 29.9%, increase in 2019 from 2018. The increase in net interest income in 2020 was primarily due to increased volume of earning assets. Average loan balances for 2020 were up $310,962,000 or 18.2%, over 2019, primarily due to PPP lending. These loans had a net balance of $211,275,000 at December 31, 2020, earn 1% interest and generated fee income that is being accreted over the life of the loans. The fee accretion contributed to the yield on the PPP portfolio, but the much lower effective rate contributed to decreased loan yields for 2020. PPP yield may be positively impacted in future periods due to forgiveness and recognition of net fees. Net interest margin benefited from $6.1 million in interest earned on these loans, net of deferred fees and costs. Loan yields overall for 2020 were 50 basis points lower than 2019, reflecting a much lower rate environment during the period and the effect of PPP lending.

Yields on loans were 4.36% in 2020 compared to 4.86% in 2019. Cost of funds was 0.72% in 2020 compared to 1.08% in 2019. Between 2020 and 2019, deposit rates for demand accounts decreased to 0.09% from 0.12%, money market accounts decreased to 0.46% from 1.18%, and time deposits decreased to 1.52% from 1.58%. The net interest margin was 3.30% for 2020, compared to 3.68% for 2019. The decrease in net interest margin was driven by declining interest rates and the impact of the lower rate on the PPP lending.

In 2020, the FOMC, in response to the COVID-19 crisis, reduced the target federal funds rate by 0.50% on March 3 and by another 1.00% on March 15, taking the federal funds target rate down to 0.25% where it remained for the rest of the year.

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

Net Interest Income Analysis

(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense(1)			Average Yield/Rate
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Loans:
Commercial	$475,068	$306,065	$264,241	$17,768	$14,125	$10,579	3.74%	4.62%	4.00%
Real estate	1,531,195	1,388,188	1,063,950	69,525	68,050	49,275	4.54	4.90	4.63
Consumer	8,998	10,046	4,676	588	694	305	6.53	6.91	6.52
Total loans(2)	2,015,261	1,704,299	1,332,867	87,881	82,869	60,159	4.36	4.86	4.51

Securities:
U.S. Treasury	9,010	—	—	51	—	—	0.57	—	—
Federal agencies and GSEs	72,112	132,916	121,923	1,423	3,191	2,708	1.97	2.40	2.22
Mortgage-backed and CMOs	200,612	134,458	109,048	4,060	3,350	2,467	2.02	2.49	2.26
State and municipal	45,836	58,293	85,061	1,175	1,650	2,399	2.56	2.83	2.82
Other securities	20,382	16,552	14,950	1,098	903	718	5.39	5.46	4.80
Total securities	347,952	342,219	330,982	7,807	9,094	8,292	2.24	2.66	2.51

Deposits in other banks	188,700	60,651	45,434	440	1,261	873	0.23	2.08	1.92

Total interest earning assets	2,551,913	2,107,169	1,709,283	96,128	93,224	69,324	3.77	4.42	4.06

Nonearning assets	221,094	196,455	118,375

Total assets	$2,773,007	$2,303,624	$1,827,658

Deposits:
Demand	$386,790	$307,329	$234,857	344	370	49	0.09	0.12	0.02
Money market	574,510	445,505	393,321	2,634	5,246	3,505	0.46	1.18	0.89
Savings	198,313	166,842	132,182	117	284	40	0.06	0.17	0.03
Time	436,081	457,746	374,152	6,634	7,243	4,492	1.52	1.58	1.20
Total deposits	1,595,694	1,377,422	1,134,512	9,729	13,143	8,086	0.61	0.95	0.71

Customer repurchase agreements	42,937	39,134	18,401	259	596	164	0.60	1.52	0.89
Other short-term borrowings	1	2,694	1,149	—	54	22	0.55	2.00	1.91
Long-term borrowings	35,586	33,644	27,874	2,032	1,935	1,402	5.71	5.75	5.03
Total interest bearing liabilities	1,674,218	1,452,894	1,181,936	12,020	15,728	9,674	0.72	1.08	0.82

Noninterest bearing demand deposits	746,659	537,775	421,527
Other liabilities	22,777	20,933	10,374
Shareholders' equity	329,353	292,022	213,821
Total liabilities and shareholders' equity	$2,773,007	$2,303,624	$1,827,658

Interest rate spread							3.05%	3.34%	3.24%
Net interest margin							3.30%	3.68%	3.49%

Net interest income (taxable equivalent basis)				84,108	77,496	59,650
Less: Taxable equivalent adjustment(3)				288	369	556
Net interest income				$83,820	$77,127	$59,094

______________________

(1) Interest income includes net accretion/amortization of acquired loan fair value adjustments and the net accretion/amortization of deferred loan fees/costs.

(2) Nonaccrual loans are included in the average balances.

(3) A tax rate of 21% in 2020, 2019, and 2018 was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense, and distinguishes between changes resulting from fluctuations in average balances of interest earning assets and interest bearing liabilities (volume) and changes resulting from fluctuations in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately (dollars in thousands):

Changes in Net Interest Income (Rate / Volume Analysis)

	2020 vs. 2019			2019 vs. 2018
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$3,643	$(3,056)	$6,699	$3,546	$1,741	$1,805
Real estate	1,475	(5,234)	6,709	18,775	3,022	15,753
Consumer	(106)	(36)	(70)	389	19	370
Total loans	5,012	(8,326)	13,338	22,710	4,782	17,928
Securities:
U.S. Treasury	51	—	51	—	—	—
Federal agencies and GSEs	(1,768)	(495)	(1,273)	483	228	255
Mortgage-backed and CMOs	710	(714)	1,424	883	268	615
State and municipal	(475)	(145)	(330)	(749)	9	(758)
Other securities	195	(11)	206	185	103	82
Total securities	(1,287)	(1,365)	78	802	608	194
Deposits in other banks	(821)	(1,819)	998	388	76	312
Total interest income	2,904	(11,510)	14,414	23,900	5,466	18,434

Interest expense
Deposits:
Demand	(26)	(109)	83	321	301	20
Money market	(2,612)	(3,833)	1,221	1,741	1,232	509
Savings	(167)	(213)	46	244	231	13
Time	(609)	(273)	(336)	2,751	1,616	1,135
Total deposits	(3,414)	(4,428)	1,014	5,057	3,380	1,677
Customer repurchase agreements	(337)	(390)	53	432	166	266
Other short-term borrowings	(54)	(27)	(27)	32	1	31
Long-term borrowings	97	(14)	111	533	218	315
Total interest expense	(3,708)	(4,859)	1,151	6,054	3,765	2,289
Net interest income	$6,612	$(6,651)	$13,263	$17,846	$1,701	$16,145

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2018, 2019, and 2020 and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Amortization	Total
For the year ended December 31, 2018	$1,390	$—	$(102)	$1,288
For the year ended December 31, 2019	3,101	375	(89)	3,387
For the year ended December 31, 2020	4,516	181	(85)	4,612
For the years ending (estimated):
2021	1,854	78	(102)	1,830
2022	1,198	50	(102)	1,146
2023	718	30	(102)	646
2024	485	5	(102)	388
2025	381	2	(102)	281
Thereafter (estimated)	1,696	3	(743)	956

Noninterest Income

For the year ended December 31, 2020, noninterest income increased $1,673,000, or 11.0%, compared to the year ended December 31, 2019.

	Year Ended December 31,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust fees	$4,044	$3,847	$197	5.1%
Service charges on deposit accounts	2,557	2,866	(309)	(10.8)
Other fees and commissions	3,925	3,693	232	6.3
Mortgage banking income	3,514	2,439	1,075	44.1
Securities gains, net	814	607	207	34.1
Brokerage fees	745	721	24	3.3
Income from Small Business Investment Companies	270	211	59	28.0
Losses on premises and equipment, net	(110)	(427)	317	74.2
Other	1,084	1,213	(129)	(10.6)
Total noninterest income	$16,843	$15,170	$1,673	11.0%

A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust fees increased $197,000 for 2020 compared to 2019. Other fees and commissions increased $232,000 in 2020 compared to 2019, while service charges decreased $309,000. Due to the actions taken to combat COVID-19, such as stay-at-home orders and restaurant and retail changes, debit card income decreased as consumers did not spend at the same levels in 2020 as 2019. The Company saw decreases in overdraft and related fees, another component of service charge income, caused by consumer spending decreases during the same period. Mortgage banking income increased $1,075,000 for 2020 compared to 2019. The increase in 2020 is a result of historically low rates in 2020 resulting in increased application volume for new purchases and refinancing of existing loans. Net securities gains increased $207,000 in 2020 compared to 2019, while income from Small Business Investment Companies ("SBICs") investments increased $59,000. The year ended December 31, 2020 benefitted from reduced losses on premises and equipment. Other noninterest income for 2020 was reduced by a loss on the sale of repossessed assets of $139,000.

	Year Ended December 31,
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

Trust fees remained stable while service charges increased $411,000 for 2019 compared to 2018, primarily due to the HomeTown acquisition. Other fees and commissions increased $1,056,000 in 2019 compared to 2018, mostly as a result of the acquisition but also from the strength of increased debit card fee revenue. As a result of increased volume, mortgage banking income increased $577,000 in 2019 over 2018. Net securities gains were up $484,000, or 393.5%. Income from SBICs investments decreased $426,000 or 66.9% for 2019 compared to 2018. Net gains (losses) on premises and equipment were a loss of $427,000 for 2019 compared to a gain of $60,000 in 2018. The loss was primarily due to a write-down of carrying value on existing equipment in connection with an ATM replacement initiative.

Noninterest Expense

For the year ended December 31, 2020, noninterest expense decreased $11,509,000, or 17.4%, as compared to the year ended December 31, 2019.

	Year Ended December 31,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$29,765	$30,015	$(250)	(0.8)%
Occupancy and equipment	5,586	5,417	169	3.1
FDIC assessment	639	119	520	437.0
Bank franchise tax	1,702	1,644	58	3.5
Core deposit intangible amortization	1,637	1,398	239	17.1
Data processing	3,017	2,567	450	17.5
Software	1,454	1,295	159	12.3
Other real estate owned, net	60	31	29	93.5
Merger related expenses	—	11,782	(11,782)	(100.0)
Other	10,705	11,806	(1,101)	(9.3)
Total noninterest expense	$54,565	$66,074	$(11,509)	(17.4)%

Salaries and employee benefits decreased $250,000 in 2020 as compared to 2019. Total full-time equivalent employees ("FTEs") were 342 at end of 2020, down from 355 at the end of 2019; however, 2020 was impacted by pension and salary expenses resulting from voluntary early retirement package costs. Contributing to the decrease was a reduction in salary expenses of $1.7 million for the deferral of loan costs related to PPP originations. The FDIC assessment expense in 2020 and 2019 was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $75,000 in 2020 and $492,000 in 2019. Core deposit intangible amortization increased $239,000 in 2020 compared to 2019 due to the HomeTown acquisition. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,782,000 during 2019. The increased expense for data processing in 2020 compared to 2019 of $450,000 was attributable to the increased costs as a result of a larger customer base after the HomeTown merger. The decrease in other noninterest expense in 2020 compared to 2019 was primarily due to reduced travel due to the COVID-19 pandemic and increased synergies from the HomeTown acquisition.

	Year Ended December 31,
	(Dollars in thousands)
	2019	2018	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$30,015	$24,879	$5,136	20.6%
Occupancy and equipment	5,417	4,378	1,039	23.7
FDIC assessment	119	537	(418)	(77.8)
Bank franchise tax	1,644	1,054	590	56.0
Core deposit intangible amortization	1,398	265	1,133	427.5
Data processing	2,567	1,691	876	51.8
Software	1,295	1,279	16	1.3
Other real estate owned, net	31	122	(91)	(74.6)
Merger related expenses	11,782	872	10,910	1,251.1
Other	11,806	9,169	2,637	28.8
Total noninterest expense	$66,074	$44,246	$21,828	49.3%

Salaries and employee benefits increased $5,136,000, or 20.6%, in 2019 compared to 2018. Total FTEs were 355 at the end of 2019, up from 305 at the end of 2018, for an increase of 50 FTEs primarily associated with the HomeTown acquisition. Occupancy and equipment expense increased $1,039,000 in 2019 compared to 2018, primarily due to the acquisition. The FDIC assessment expense in 2019 was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $492,000. Core deposit intangible amortization increased $1,133,000 in 2019 compared to 2018, and data processing expense increased $876,000 in 2019 compared to 2018, again as a result of the merger. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,782,000 during 2019 compared to $872,000 in 2018.

Income Taxes

Income taxes on 2020 earnings amounted to $7,137,000, resulting in an effective tax rate of 19.2%, compared to 18.9% in 2019 and 20.0% in 2018. As a result of the enactment of the CARES Act, the Company recognized in the first quarter of 2020 a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. The rate increased as the Company recognized less tax exempt income in 2020. An income tax benefit was realized for the difference between the current corporate income tax rate of 21% and the higher federal corporate tax rate of 35% prior to 2018.

The effective tax rate is lowered by income that is not taxable for federal income tax purposes. The primary nontaxable income is from state and municipal securities and loans.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2020 is asset sensitive.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2020 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	December 31, 2020
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$10,976	13.8%
Up 3.0%	8,247	10.4
Up 2.0%	5,446	6.8
Up 1.0%	2,676	3.4
Flat	—	—
Down 0.25%	(448)	(0.6)
Down 1.00% (1)	(1,133)	(1.4)

__________________________

(1) This scenario is deemed invalid at this time due to the current low interest rate environment.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2020 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	December 31, 2020
Change in interest rates	Amount	$ Change	% Change

Up 4.0%	$414,016	$192,052	86.5%
Up 3.0%	379,029	157,065	70.8
Up 2.0%	337,336	115,372	52.0
Up 1.0%	284,837	62,873	28.3
Flat	221,964	—	—
Down 0.25%	198,836	(23,128)	(10.4)
Down 1.00% (1)	111,512	(110,452)	(49.8)

__________________________

(1) This scenario is deemed invalid at this time due to the current low interest rate environment.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2020 and 2019, there were no principal advance obligations to the FHLB. The Company had outstanding $245,000,000 in FHLB letters of credit at December 31, 2020 compared to $170,000,000 in letters of credit at December 31, 2019. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.

Short-term borrowing is discussed in Note 11 and long-term borrowing is discussed in Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2020. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Deposits through the CDARS program as of December 31, 2020 and 2019 were $4,342,000 and $14,864,000, respectively.

The Bank also participates with the Promontory Network using Insured Cash Sweep®, a product which provides the Bank the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is analogous to the CDARS product discussed above.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity. Average deposits grew 22.3% in 2020 compared to 2019, partially due to customer deposits of loan proceeds from participation in the PPP program. Customers have continued to maintain higher cash balances throughout the second, third, and fourth quarters of 2020 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2019. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

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

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of available for sale securities at the end of the last three years (dollars in thousands):

	As of December 31,
	2020		2019		2018
		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
U. S. Treasury
Within 1 year	$34,997	0.08%	$14,992	1.52%	$—	—%
1 to 5 years	—	—	—	—	—	—
5 to 10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—
Total	34,997	0.08	14,992	1.52	—	—

Federal Agencies:
Within 1 year	86	2.68	24,987	1.52	—	—
1 to 5 years	65,553	0.62	24,920	2.28	68,786	2.27
5 to 10 years	24,742	1.99	46,946	2.71	55,797	2.66
Over 10 years	13,711	2.18	29,976	2.32	12,487	2.05
Total	104,092	1.15	126,829	2.30	137,070	2.40

Mortgage-backed:
Within 1 year	30	2.42	73	3.26	72	3.14
1 to 5 years	6,368	1.41	2,794	2.84	2,946	2.62
5 to 10 years	92,590	1.40	38,993	2.27	36,241	2.44
Over 10 years	147,782	1.61	140,872	2.46	74,624	2.54
Total	246,770	1.53	182,732	2.42	113,883	2.51

State and Municipal:
Within 1 year	2,998	2.47	1,255	3.85	6,872	2.25
1 to 5 years	30,852	2.13	25,619	2.72	46,287	2.93
5 to 10 years	15,371	2.02	9,086	2.82	20,199	2.82
Over 10 years	7,901	2.93	5,467	3.50	6,664	2.71
Total	57,122	2.23	41,427	2.88	80,022	2.82

Corporate Securities:
Within 1 year	—	—	—	—	—	—
1 to 5 years	500	2.42	500	2.42	500	2.42
5 to 10 years	12,511	5.11	505	5.28	—	—
Over 10 years	—	—	8,509	5.56	6,299	5.41
Total	13,011	5.01	9,514	5.38	6,799	4.70

Total portfolio	$455,992	1.52%	$375,494	2.47%	$337,774	2.59%

The Company adopted ASU 2016-01 effective January 1, 2018 and had no equity securities at December 31, 2020 and 2019. The Company recognized in income $333,000 of unrealized holding gains during 2019. During the year ended December 31, 2019, the Company sold $445,000 in equity securities at fair value.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At December 31, 2020, the commercial real estate portfolio included concentrations of $75,235,000, $44,738,000 and $190,840,000 in hotel, restaurants, and retail, respectively. The concentrations total 15.5% of total loans, excluding loans in process.

Average loans increased $310,962,000, or 18.2%, from 2019 to 2020, primarily related to PPP lending. Average loans increased $371,432,000, or 27.9%, from 2018 to 2019, mostly impacted by the HomeTown merger.

At December 31, 2020, total loans, net of deferred fees and costs, were $2,015,056,000, an increase of $184,241,000, or 10.1%, from the prior year. Excluding PPP loans of $211,275,000 at December 31, 2020, loans held for investment were slightly lower year over year.

Loans held for sale and associated with secondary mortgage activity totaled $15,591,000 at December 31, 2020 and $2,027,000 at December 31, 2019. Loan production volume was $165,755,000 and $102,708,000 for 2020 and 2019, respectively. These loans were approximately 40% purchase, 60% refinancing for the year ended December 31, 2020 compared to approximately 60% purchase, 40% refinancing for the year ended December 31, 2019.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):

Loans

	As of December 31,
	2020	2019	2018	2017	2016
Real estate:
Construction and land development	$140,071	$137,920	$97,240	$123,147	$114,258
Commercial real estate - owner occupied	373,680	360,991	255,863	234,922	224,364
Commercial real estate - non-owner occupied	627,569	538,208	399,937	402,779	286,596
Residential real estate	269,137	324,315	209,438	209,326	215,104
Home equity	104,881	119,423	103,933	109,857	110,751
Total real estate	1,515,338	1,480,857	1,066,411	1,080,031	951,073

Commercial and industrial	491,256	339,077	285,972	251,666	208,717
Consumer	8,462	10,881	5,093	4,428	5,031

Total loans, net of deferred fees and costs	$2,015,056	$1,830,815	$1,357,476	$1,336,125	$1,164,821

The following table provides loan balance information by geographic regions. In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):

Loans by Geographic Region

	December 31, 2020		Percentage Change in Balance Since
		Percentage	December 31,
	Balance	of Portfolio	2019
Danville region	$250,653	12.4%	13.6%
Central region	127,487	6.3	(7.5)
Southside region	82,443	4.1	19.1
Eastern region	104,474	5.2	11.6
Franklin region	136,587	6.8	13.7
Roanoke region	429,553	21.3	1.3
New River Valley region	131,021	6.5	15.7
Alamance region	274,912	13.7	(3.9)
Guilford region	312,736	15.5	13.4
Winston-Salem region	116,186	5.8	28.9
Triangle region	49,004	2.4	100.0

Total loans, net of deferred fees and costs	$2,015,056	100.0%	10.1%

The Danville region consists of offices in Danville, Virginia and Yanceyville, North Carolina. The Central region consists of offices in Lynchburg, and Campbell County, Virginia. The Southside region consists of offices in Martinsville and Henry County, Virginia. The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania, Virginia. The Franklin region consists of offices in Rocky Mount and Hardy, Virginia. The Roanoke region consists of offices in Roanoke, Salem, and Roanoke County, Virginia. The New River Valley region consists of an office in Christiansburg, Virginia. The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina. The Winston-Salem region consists of an office in Winston-Salem, North Carolina. The Triangle region consists of an office in Raleigh, North Carolina.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2020 or 2019.

The following table presents the maturity schedule of selected loan types (dollars in thousands):

Maturities of Selected Loan Types

December 31, 2020

	Commercial	Construction
	and	and Land
	Industrial (1)	Development	Total
1 year or less	$63,796	$24,745	$88,541
1 to 5 years (2)	353,258	102,974	456,232
After 5 years (2)	74,202	12,352	86,554
Total	$491,256	$140,071	$631,327

__________________________

(1)	Includes agricultural loans.
(2)	Of the loans due after one year, $459,488 have predetermined interest rates and $83,298 have floating or adjustable interest rates.

Provision for Loan Losses

The Company had a provision for loan losses of $8,916,000 for the year ended December 31, 2020, compared to a provision for loan losses of $456,000 and a negative provision for loan losses of $103,000 for the years ended December 31, 2019 and 2018, respectively.

The larger provision for 2020 reflects an increase in allowance requirements in response to the declining and uncertain economic landscape caused by the COVID-19 pandemic during the period. The increase in 2020 can be attributed to a measurable increase in qualitative factors related to significant contractions in economic data for both national and local economies and a significant increase in unemployment rates. The provision for 2019 primarily related to a $156,000 increase in the impaired loan reserve and loan growth during the fourth quarter of 2019. The negative provision for 2018 related to favorable adjustments on the purchased credit impaired loan loss allowance.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The ALLL was $21,403,000, $13,152,000, and $12,805,000 at December 31, 2020, 2019, and 2018, respectively. The ALLL as a percentage of loans at each of those dates was 1.06%, 0.72%, and 0.94%, respectively. Excluding PPP loans, the allowance as a percentage of loans increased to 1.19% at December 31, 2020.

The increase in the allowance as a percentage of loans during 2020 as compared to 2019 was primarily due to the economic effects of the COVID-19 pandemic. The decrease in the allowance as a percentage of loans during 2019 as compared to 2018 was primarily due to the acquired loan portfolio of HomeTown recorded at fair value with no continuing allowance and the continued high asset quality, low charge-offs, and improvement in various qualitative factors, notably economic, used in the determination of the allowance.

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

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.16% at December 31, 2020, compared to 0.87% at December 31, 2019. On a dollar basis, the reserve was $20,534,000 at December 31, 2020, compared to $12,684,000 at December 31, 2019. The percentage of the reserve to total loans has increased due to economic uncertainty resulting from the COVID-19 pandemic. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 1.06% at December 31, 2020, compared to 10.51% at December 31, 2019. On a dollar basis, the reserve was $30,000 at December 31, 2020, compared to $230,000 at December 31, 2019. There is ongoing turnover in the composition of the impaired loan population, which increased $660,000 from December 31, 2019. The decrease in the specific allowance from the prior year is primarily due to the write-off of the specific reserves on two loans for which we have received a commitment to purchase.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $839,000 at December 31, 2020, compared to $238,000 at December 31, 2019. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provisions.

The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):

Summary of Loan Loss Experience

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$13,152	$12,805	$13,603	$12,801	$12,601

Charge-offs:
Construction and land development	—	—	—	35	—
Commercial real estate - owner occupied	17	6	11	55	—
Commercial real estate - non-owner occupied	165	—	—	3	10
Residential real estate	90	20	—	159	21
Home equity	27	50	86	13	66
Total real estate	299	76	97	265	97
Commercial and industrial	505	12	787	282	40
Consumer	202	245	136	143	189
Total charge-offs	1,006	333	1,020	690	326

Recoveries:
Construction and land development	2	—	4	43	11
Commercial real estate - owner occupied	12	9	6	3	3
Commercial real estate - non-owner occupied	50	—	—	14	18
Residential real estate	63	40	45	45	53
Home equity	22	18	104	40	15
Total real estate	149	67	159	145	100
Commercial and industrial	65	13	69	223	40
Consumer	127	144	97	108	136
Total recoveries	341	224	325	476	276

Net charge-offs	665	109	695	214	50
Provision for (recovery of) loan losses	8,916	456	(103)	1,016	250
Balance at end of period	$21,403	$13,152	$12,805	$13,603	$12,801

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):

Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$3,373	24.4%	$2,657	18.5%	$2,537	21.0%	$2,413	18.8%	$2,095	17.9%

Construction and land development	1,927	7.0	1,161	7.6	1,059	7.2	1,401	9.2	1,378	9.8

Commercial real estate - owner occupied	4,340	18.5	2,474	19.7	2,420	18.8	2,668	17.6	2,537	19.3

Commercial real estate - non-owner occupied	7,626	31.1	3,781	29.4	3,767	29.5	4,252	30.2	3,440	24.6

Residential real estate	4,067	18.6	3,023	24.2	2,977	23.1	2,825	23.9	3,303	28.0

Consumer	70	0.4	56	0.6	45	0.4	44	0.3	48	0.4

Total	$21,403	100.0%	$13,152	100.0%	$12,805	100.0%	$13,603	100.0%	$12,801	100.0%

__________________________

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
Allowance to loans (1)	1.06%	0.72%	0.94%	1.02%	1.10%
ASC 450/general allowance (2)	1.16	0.87	0.94	1.04	1.17
Net charge-offs to year-end allowance	3.11	0.83	5.43	1.57	0.39
Net charge-offs to average loans	0.03	0.01	0.05	0.02	0.00
Nonperforming assets to total assets	0.12	0.15	0.11	0.21	0.29
Nonperforming loans to loans	0.13	0.13	0.09	0.19	0.30
Provision to net charge-offs (recoveries)	1,340.75	418.35	(14.82)	474.77	500.00
Provision to average loans	0.44	0.03	(0.01)	0.08	0.02
Allowance to nonperforming loans	793.88	570.59	1,101.98	531.37	360.39

__________________________

(1) Excluding PPP loans, 1.19%

 (2) Excluding PPP loans, 1.32%

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.13% at both December 31, 2020 and December 31, 2019. The increase in nonperforming loans during 2020 was $391,000.

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets represented 0.12% at December 31, 2020 compared to 0.15% of total assets at December 31, 2019. The Company continues to monitor the significant impact to its borrowers caused by COVID-19 and anticipates increases in nonperforming assets as a result, but the total cannot be determined at this time.

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

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):

Nonperforming Assets

	As of December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans:
Real estate	$2,328	$1,083	$1,007	$2,111	$2,928
Commercial	100	857	83	90	19
Consumer	6	4	—	—	18
Total nonaccrual loans	2,434	1,944	1,090	2,201	2,965

Loans past due 90 days and accruing interest:
Real estate	262	309	72	359	587
Commercial	—	52	—	—	—
Consumer	—	—	—	—	—
Total past due loans	262	361	72	359	587

Total nonperforming loans	2,696	2,305	1,162	2,560	3,552

Other real estate owned, net	958	1,308	869	1,225	1,328

Total nonperforming assets	$3,654	$3,613	$2,031	$3,785	$4,880

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

Impaired Loans

	As of December 31,
	2020	2019	2018	2017	2016
Accruing	$758	$969	$848	$1,016	$2,059
On nonaccrual status	2,094	1,223	486	2,201	2,785
Total impaired loans	$2,852	$2,192	$1,334	$3,217	$4,844

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,976,000 in TDRs at December 31, 2020 compared to $1,058,000 at December 31, 2019.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDR. The CARES Act was passed by the U.S. Congress on March 27, 2020. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs. The Bank implemented a DAP to provide relief to its borrowers under this guidance. The Bank provided assistance to customers with loan balances of $405.1 million during the year ended December 31, 2020.

Other Real Estate Owned

OREO is carried on the consolidated balance sheets at $958,000 and $1,308,000 as of December 31, 2020 and 2019, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell, with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2020	2019	2018	2017	2016
Construction and land development	$443	$600	$78	$318	$139
Commercial real estate - owner occupied	230	390	—	173	375
Commercial real estate - non-owner occupied	—	33	72	105	161
Residential real estate	237	285	719	629	250
Home equity	48	—	—	—	403
Total OREO	$958	$1,308	$869	$1,225	$1,328

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $427,156,000, or 22.3%, in 2020, mostly a result of continued higher than average cash balances being maintained by customers as the uncertainty of the pandemic continues and is a trend that is consistent for all commercial banks. Average deposits increased $359,158,000, or 23.1%, from 2018 to 2019, mostly impacted by the HomeTown merger.

Period-end total deposits increased $550,783,000, or 26.7%, during 2020. Customers have continued to maintain higher cash balances as future liquidity needs remain uncertain. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include time deposits through the CDARS program, which at year end totaled $4,342,000 for 2020, $14,864,000 for 2019, and $22,431,000 for 2018. Management considers the CDARS deposits the functional equivalent of core deposits because they relate to balances derived from customers with long standing relationships with the Company.

Average deposits and rates for the years indicated (dollars in thousands):

Deposits

	Year Ended December 31,
	2020		2019		2018
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing deposits	$746,659	—%	$537,775	—%	$421,527	—%
Interest bearing accounts:
NOW accounts	$386,790	0.09%	$307,329	0.12%	$234,857	0.02%
Money market	574,510	0.46	445,505	1.18	393,321	0.89
Savings	198,313	0.06	166,842	0.17	132,182	0.03
Time	436,081	1.52	457,746	1.58	374,152	1.20
Total interest bearing deposits	$1,595,694	0.61%	$1,377,422	0.95%	$1,134,512	0.71%
Average total deposits	$2,342,353	0.42%	$1,915,197	0.68%	$1,556,039	0.52%

Certificates of Deposit of $100,000 or More

Certificates of deposit at December 31, 2020 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2020
3 months or less	$94,282
Over 3 through 6 months	35,823
Over 6 through 12 months	67,352
Over 12 months	75,344
Total	$272,801

Certificates of Deposit of $250,000 or More

Certificates of deposit at December 31, 2020 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2020
3 months or less	$68,319
Over 3 through 6 months	21,037
Over 6 through 12 months	47,859
Over 12 months	32,874
Total	$170,089

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, subordinated debt acquired in the HomeTown merger, and trust preferred capital notes. Additionally, on August 21, 2019, the Company secured a $3,000,000 line of credit with a regional commercial bank at 0.25% under Prime that matured August 21, 2020. Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily. The Company considers these accounts to be a stable and low cost source of funds. The securities underlying these agreements remain under the Company's control. Refer to Notes 12, 13 and 14 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.

The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):

Short-Term Borrowings

	As of December 31,
	2020	2019

Customer repurchase agreements	$42,551	$40,475

Weighted interest rate	0.13%	1.40%

Average for the year ended:
Outstanding	$42,938	$41,890
Interest rate	0.60%	1.54%

Maximum month-end outstanding	$47,402	$42,986

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2020, the Bank's public deposits totaled $326,774,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2020, the Company had $245,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $337,894,000 at December 31, 2020 and $320,258,000 at December 31, 2019.

The Company declared and paid quarterly dividends totaling $1.08 per share for 2020, $1.04 per share for 2019, and $1.00 per share for 2018. Cash dividends in 2020 totaled $11,842,000 and represented a 39.4% payout of 2020 net income, compared to a 52.4% payout in 2019, and a 38.5% payout in 2018.

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

On August 28, 2018, the FRB issued an interim final rule required by the EGRRCPA that expands the applicability of the FRB's SBHC Policy Statement to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules.

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

On April 6, 2020, the federal bank regulatory agencies announced the issuance of two interim final rules that make changes to the CBLR framework and implement Section 4012 of the CARES Act. One interim final rule provides that, as of the second quarter of 2020, a banking organization with a leverage ratio of 8% or greater (and that meets the other existing qualifying criteria) could elect to use the CBLR framework. This rule also establishes a two-quarter grace period for a qualifying community banking organization whose leverage ratio fell below 8% so long as the banking organization maintained a leverage ratio of 7% or greater. The second interim final rule provides a transition back to the leverage ratio requirement of 9%. Under this rule, the required leverage ratio was 8% beginning in the second quarter and for the remainder of calendar year 2020 and will be 8.5% for calendar year 2021 and 9% thereafter. This rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable ratio. This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by COVID-19. The Company and the Bank do not currently expect to opt into the CBLR framework.

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.36%	11.56%	12.55%	11.50%	11.77%
Tier 1 capital ratio	13.78%	12.98%	14.46%	13.42%	13.83%
Total capital ratio	15.18%	14.04%	15.35%	14.39%	14.81%

Leverage Capital Ratios:
Tier 1 leverage ratio	9.48%	10.75%	11.62%	10.95%	11.67%

Management believes the Company is in compliance with all regulatory capital requirements applicable to it, and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2020 and 2019.

Stock Repurchase Programs

On December 19, 2019, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorized the repurchase of up to 400,000 shares of the Company's common stock through December 31, 2020. The program was suspended since in second quarter of 2020 in an effort to conserve capital due to COVID-19.

In 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share for a total cost of $4,981,000. In 2019, the Company repurchased 85,868 shares at an average cost of $36.64 per share, for a total cost of $3,146,000. The Company did not repurchase any shares in 2018.

On January 12, 2021, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021.

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2020 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$396,426	$271,868	$90,030	$29,494	$5,034
Repurchase agreements	42,551	42,551	—	—	—
Operating leases	5,575	1,048	1,989	989	1,549
Subordinated debt	7,500	—	—	7,500	—
Junior subordinated debt	28,130	—	—	—	28,130

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

	December 31,
Off-Balance Sheet Commitments	2020	2019

Commitments to extend credit	$503,272	$557,364
Standby letters of credit	17,355	13,611
Mortgage loan rate-lock commitments	26,883	10,791

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Results

(in thousands, except per share amounts)

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$23,866	$23,297	$24,179	$24,498	$95,840
Interest expense	3,947	3,037	2,684	2,352	12,020

Net interest income	19,919	20,260	21,495	22,146	83,820
Provision for loan losses	953	4,759	2,619	585	8,916
Net interest income after provision for loan losses	18,966	15,501	18,876	21,561	74,904

Noninterest income	4,495	3,835	4,292	4,221	16,843
Noninterest expense	13,334	12,432	14,140	14,659	54,565

Income before income taxes	10,127	6,904	9,028	11,123	37,182
Income taxes	1,585	1,422	1,801	2,329	7,137
Net income	$8,542	$5,482	$7,227	$8,794	$30,045

Per common share:
Net income - basic	$0.77	$0.50	$0.66	$0.80	$2.74
Net income - diluted	0.77	0.50	0.66	0.80	2.73
Cash dividends	0.27	0.27	0.27	0.27	1.08

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$18,096	$25,211	$24,958	$24,590	$92,855
Interest expense	3,028	4,222	4,336	4,142	15,728

Net interest income	15,068	20,989	20,622	20,448	77,127
Provision for (recovery of) loan losses	16	(10)	(12)	462	456
Net interest income after provision for (recovery of) loan losses	15,052	20,999	20,634	19,986	76,671

Noninterest income	3,451	3,682	4,171	3,866	15,170
Noninterest expense	10,929	26,316	13,792	15,037	66,074

Income before income taxes	7,574	(1,635)	11,013	8,815	25,767
Income taxes	1,571	(405)	2,321	1,374	4,861
Net income	$6,003	$(1,230)	$8,692	$7,441	$20,906

Per common share:
Net income - basic	$0.69	$(0.11)	$0.78	$0.67	$1.99
Net income - diluted	0.69	(0.11)	0.78	0.67	1.98
Cash dividends	0.25	0.25	0.27	0.27	1.04

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$16,668	$16,992	$17,217	$17,891	$68,768
Interest expense	2,125	2,204	2,466	2,879	9,674

Net interest income	14,543	14,788	14,751	15,012	59,094
Provision for (recovery of) loan losses	(44)	(30)	(23)	(6)	(103)
Net interest income after provision for (recovery of) loan losses	14,587	14,818	14,774	15,018	59,197

Noninterest income	3,333	3,563	3,380	2,998	13,274
Noninterest expense	10,702	11,002	10,904	11,638	44,246

Income before income taxes	7,218	7,379	7,250	6,378	28,225
Income taxes	1,406	1,399	1,465	1,376	5,646
Net income	$5,812	$5,980	$5,785	$5,002	$22,579

Per common share:
Net income - basic	$0.67	$0.69	$0.66	$0.57	$2.60
Net income - diluted	0.67	0.69	0.66	0.57	2.59
Cash dividends	0.25	0.25	0.25	0.25	1.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 6 (Allowance for Loan Losses and Reserve for Unfunded Lending Commitments) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio.  The Company's allowance for loan losses has two basic components, the formula allowance and the specific allowance. At December 31, 2020, the formula allowance represented $20,534,000 of the total allowance for loan losses of $21,403,000. For loans that are not specifically identified for impairment, the formula allowance uses historical loss experience along with various qualitative factors to develop adjusted loss factors for each loan segment.  The qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments identified by management based on their assessment of shared risk characteristics within groups of similar loans. Qualitative factors are determined based on management's continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national, regional and local economic trends and conditions; concentrations of credit; trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans; effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers, other lending staff and loan review; and legal, regulatory and collateral factors.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management's assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Testing the effectiveness of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

●	Substantively testing management's process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management's judgments related to the determination of qualitative factors.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2002.

Winchester, Virginia

March 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited American National Bankshares Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements of the Company and our report dated March 8, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

March 8, 2021

American National Bankshares Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	2020	2019
ASSETS
Cash and due from banks	$30,767	$32,505
Interest-bearing deposits in other banks	343,603	47,077
Securities available for sale, at fair value	466,091	379,195
Restricted stock, at cost	8,715	8,630
Loans held for sale	15,591	2,027
Loans, net of deferred fees and costs	2,015,056	1,830,815
Less allowance for loan losses	(21,403)	(13,152)
Net loans	1,993,653	1,817,663
Premises and equipment, net	39,723	39,848
Other real estate owned, net of valuation allowance	958	1,308
Goodwill	85,048	84,002
Core deposit intangibles, net	6,091	7,728
Bank owned life insurance	28,482	27,817
Other assets	31,288	30,750
Total assets	$3,050,010	$2,478,550

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$830,094	$578,606
Interest-bearing deposits	1,781,236	1,481,941
Total deposits	2,611,330	2,060,547
Customer repurchase agreements	42,551	40,475
Subordinated debt	7,500	7,517
Junior subordinated debt	28,130	28,029
Other liabilities	22,605	21,724
Total liabilities	2,712,116	2,158,292

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,982,367 shares outstanding at December 31, 2020 and 11,071,540 shares outstanding at December 31, 2019	10,926	11,019
Capital in excess of par value	154,850	158,244
Retained earnings	169,681	151,478
Accumulated other comprehensive income (loss), net	2,437	(483)
Total shareholders' equity	337,894	320,258
Total liabilities and shareholders' equity	$3,050,010	$2,478,550

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share data)

	2020	2019	2018
Interest and Dividend Income:
Interest and fees on loans	$87,700	$82,684	$59,966
Interest and dividends on securities:
Taxable	6,764	7,682	6,106
Tax-exempt	433	777	1,502
Dividends	503	451	321
Other interest income	440	1,261	873
Total interest and dividend income	95,840	92,855	68,768
Interest Expense:
Interest on deposits	9,729	13,143	8,086
Interest on short-term borrowings	259	650	186
Interest on subordinated debt	489	367	—
Interest on junior subordinated debt	1,543	1,554	1,402
Interest on long-term borrowings	—	14	—
Total interest expense	12,020	15,728	9,674
Net Interest Income	83,820	77,127	59,094
Provision for (recovery of) loan losses	8,916	456	(103)
Net Interest Income after Provision for (Recovery of) Loan Losses	74,904	76,671	59,197
Noninterest Income:
Trust fees	4,044	3,847	3,783
Service charges on deposit accounts	2,557	2,866	2,455
Other fees and commissions	3,925	3,693	2,637
Mortgage banking income	3,514	2,439	1,862
Securities gains, net	814	607	123
Brokerage fees	745	721	795
Income from Small Business Investment Companies	270	211	637
Gains (losses) on premises and equipment, net	(110)	(427)	60
Other	1,084	1,213	922
Total noninterest income	16,843	15,170	13,274
Noninterest Expense:
Salaries and employee benefits	29,765	30,015	24,879
Occupancy and equipment	5,586	5,417	4,378
FDIC assessment	639	119	537
Bank franchise tax	1,702	1,644	1,054
Core deposit intangible amortization	1,637	1,398	265
Data processing	3,017	2,567	1,691
Software	1,454	1,295	1,279
Other real estate owned, net	60	31	122
Merger related expenses	—	11,782	872
Other	10,705	11,806	9,169
Total noninterest expense	54,565	66,074	44,246
Income Before Income Taxes	37,182	25,767	28,225
Income Taxes	7,137	4,861	5,646
Net Income	$30,045	$20,906	$22,579
Net Income Per Common Share:
Basic	$2.74	$1.99	$2.60
Diluted	$2.73	$1.98	$2.59
Weighted Average Common Shares Outstanding:
Basic	10,981,623	10,531,572	8,698,014
Diluted	10,985,790	10,541,337	8,708,462

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$30,045	$20,906	$22,579

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	7,213	9,095	(3,209)
Tax effect	(1,557)	(2,005)	745

Reclassification adjustment for gains on sale or call of securities	(814)	(274)	(81)
Tax effect	176	59	18

Unrealized losses on cash flow hedges	(2,210)	(1,854)	(804)
Tax effect	448	394	180

Change in unfunded pension liability	(413)	(64)	1,291
Tax effect	77	1	(249)

Other comprehensive income (loss)	2,920	5,352	(2,109)

Comprehensive income	$32,965	$26,258	$20,470

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share data)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	22,579	—	22,579
Other comprehensive loss	—	—	—	(2,109)	(2,109)
Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—
Stock options exercised (35,310 shares)	35	826	—	—	861
Vesting of restricted stock (12,712 shares)	13	(13)	—	—	—
Equity based compensation (34,480 shares)	16	1,180	—	—	1,196
Cash dividends paid, $1.00 per share	—	—	(8,702)	—	(8,702)

Balance, December 31, 2018	8,668	78,172	141,537	(5,835)	222,542

Net income	—	—	20,906	—	20,906
Other comprehensive income	—	—	—	5,352	5,352
Issuance of common stock for acquisition (2,361,686 shares)	2,362	80,108	—	—	82,470
Issuance of replacement options/restricted stock	—	870	—	—	870
Stock repurchased (85,868 shares)	(86)	(3,060)	—	—	(3,146)
Stock options exercised (37,104 shares)	37	651	—	—	688
Vesting of restricted stock (21,747 shares)	22	(22)	—	—	—
Equity based compensation (38,281 shares)	16	1,525	—	—	1,541
Cash dividends paid, $1.04 per share	—	—	(10,965)	—	(10,965)

Balance, December 31, 2019	11,019	158,244	151,478	(483)	320,258

Net income	—	—	30,045	—	30,045
Other comprehensive income	—	—	—	2,920	2,920
Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)
Stock options exercised (2,573 shares)	3	40	—	—	43
Vesting of restricted stock (18,487 shares)	18	(18)	—	—	—
Equity based compensation (48,780 shares)	27	1,424	—	—	1,451
Cash dividends paid, $1.08 per share	—	—	(11,842)	—	(11,842)
Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$30,045	$20,906	$22,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	8,916	456	(103)
Depreciation	2,188	2,064	1,775
Net accretion of acquisition accounting adjustments	(3,812)	(3,387)	(1,288)
Core deposit intangible amortization	1,637	1,398	265
Net amortization of securities	1,186	1,100	1,617
Net gain on sale or call of securities available for sale	(814)	(274)	(81)
Net change in fair value of equity securities	—	(333)	(42)
Gain on sale of loans held for sale	(3,514)	(2,439)	(1,862)
Proceeds from sales of loans held for sale	155,705	103,760	80,600
Originations of loans held for sale	(165,755)	(102,708)	(77,739)
Net (gain) loss on other real estate owned	(4)	(120)	14
Valuation allowance on other real estate owned	—	68	30
Net (gain) loss on sale or disposal of premises and equipment	110	427	(60)
Equity based compensation expense	1,451	1,541	1,196
Earnings on bank owned life insurance	(665)	(630)	(481)
Deferred income tax expense	(640)	1,068	556
Net change in other assets	29	11,137	(318)
Net change in other liabilities	(2,387)	(1,354)	844
Net cash provided by operating activities	23,676	32,680	27,502

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	445	431
Proceeds from sales of securities available for sale	5,811	29,878	57,607
Proceeds from maturities, calls and paydowns of securities available for sale	208,429	123,915	30,607
Purchases of securities available for sale	(295,109)	(155,746)	(106,575)
Net change in restricted stock	(85)	(795)	863
Proceeds from sales of purchased credit impaired loans	4,939	—	—
Net increase in loans	(186,635)	(26,257)	(21,256)
Proceeds from sale of premises and equipment	1	—	234
Purchases of premises and equipment	(2,694)	(3,555)	(2,723)
Proceeds from sales of other real estate owned	195	1,289	911
Cash paid in bank acquisition	—	(27)	—
Cash acquired in bank acquisition	—	26,283	—
Net cash used in investing activities	(265,148)	(4,570)	(39,901)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	251,488	23,310	41,484
Net change in interest-bearing deposits	299,476	(12,241)	(9,983)
Net change in customer repurchase agreements	2,076	5,232	24,517
Net change in other short-term borrowings	—	(14,883)	(24,000)
Net change in long-term borrowings	—	(778)	—
Common stock dividends paid	(11,842)	(10,965)	(8,702)
Repurchase of common stock	(4,981)	(3,146)	—
Proceeds from exercise of stock options	43	688	861
Net cash provided by (used in) financing activities	536,260	(12,783)	24,177

Net Increase in Cash and Cash Equivalents	294,788	15,327	11,778

Cash and Cash Equivalents at Beginning of Period	79,582	64,255	52,477

Cash and Cash Equivalents at End of Period	$374,370	$79,582	$64,255

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019, and 2018

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

COVID-19 spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. The government and private sector responses to contain its spread began to significantly affect the Company's operations beginning in March and will likely continue to adversely affect its operations through 2021, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company. These uncertainties include the nature and duration of the financial effects felt by its customers impacting their ability to perform in accordance with their underlying loan agreements, the Company's ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of the Company's franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of the Company's financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") included an initial first round allocation of $659.0 billion for loans to be issued by financial institutions through the Small Business Administration ("SBA"). This program is known as the Paycheck Protection Program ("PPP"). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was passed by Congress on December 21, 2020 and then signed into law on December 27, 2020 as part of the Consolidated Appropriations Act, 2021 ("Appropriations Act"), allocated an additional $284.4 billion. These loans carry a fixed rate of 1.00% and a term of two years for the majority of the initial loans and for five years on the second round, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA paid the Bank a processing fee based on the size of the loan. The SBA has approved over 2,700 applications as of  February 28, 2021 totaling $340.9 million in loans. The Company had outstanding net PPP loans of $211.3 million at December 31, 2020 and $226.4 million at February 28, 2021. The Bank has received processing fees of $11.2 million on the PPP loans and incurred direct origination costs of $1.8 million. The Company had net unaccreted PPP loan origination fees of $4.4 million at December 31, 2020 and $5.0 at February 28, 2021. From a funding perspective, the Bank utilized core funding sources for these loans. At December 31, 2020 and February 28, 2021, respectively, the SBA had forgiven $56.4 million and $105.8 million of PPP loans.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company's loan portfolio is organized by major segment. These include: commercial, commercial real estate, residential real estate and consumer loans. Each segment has particular risk characteristics that are specific to the borrower and the generic category of credit. Commercial loan repayments are highly dependent on cash flows associated with the underlying business and its profitability. They can also be impacted by changes in collateral values. Commercial real estate loans share the same general risk characteristics as commercial loans but are often more dependent on the value of the underlying real estate collateral and, when construction is involved, the ultimate completion of and sale of the project. Residential real estate loans are generally dependent on the value of collateral and the credit worthiness of the underlying borrower. Consumer loans are very similar in risk characteristics to residential real estate.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $1,976,000 in loans classified as TDRs as of December 31, 2020 and $1,058,000 as of December 31, 2019.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act was passed by the U.S. Congress on March 27, 2020. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs. The Bank implemented a Disaster Assistance Program ("DAP") to provide relief to its borrowers under this guidance. The Bank provided assistance to customers with loan balances of $405.1 million during the year ended December 31, 2020.  The balance of loans remaining in this program at December 31, 2020 was $30.0 million, or 1.5% of the total portfolio, with $18.2 million of the $30.0 million in total deferrals the result of second and third request interest deferrals. At February 28, 2021, the balance of loans remaining in this program was $25.2 million, or 1.2% of the total portfolio, with $16.7 million of the $25.2 million in total deferrals the result of second request interest deferrals. The majority of remaining modifications involved three-month deferments of interest. This interagency guidance has not had a material impact on the Company's financials and is not expected to have a material impact on ongoing operations; however, this impact cannot be quantified at this time.

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

Goodwill and Intangible Assets

Goodwill is subject to at least an annual assessment for impairment. Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The cost of purchased deposit relationships, based on independent valuation, are being amortized over their estimated lives of ten years.

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Company performs its annual analysis as of June 30 each fiscal year. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed a qualitative assessment at March 31, 2020 and as the pandemic continued performed qualitative assessments at June 30 and September 30 and a quantitative assessment at December 31, 2020 and determined no impairment was indicated. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. No indicators of impairment were identified during the years ended December 31, 2019 or 2018.

Trust Assets

Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Other Real Estate Owned ("OREO")

OREO represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired and are recorded at fair value less estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

Bank Owned Life Insurance

In connection with mergers, the Company has acquired bank owned life insurance ("BOLI"). The asset is reflected as the cash surrender value of the policies as provided by the insurer on a monthly basis.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company uses the balance sheet method to account for deferred income tax assets and liabilities. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liability for unrecognized tax benefits as of December 31, 2020 and 2019.

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

Earnings Per Common Share

Basic earnings per common share represent income available to common shareholders divided by the average number of common shares outstanding during the period. Diluted earnings per common share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company consist solely of outstanding stock options and are determined using the treasury method. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $453,000, $473,000, and $365,000 in 2020, 2019, and 2018, respectively.

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

Recently Adopted Accounting Developments

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of ASU 2017-04 did not have a material effect on the Company's consolidated financial statements.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation, ("FDIC") issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus."  The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, "Receivables – Troubled Debt Restructurings by Creditors," a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the CARES Act. The CARES Act  was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the CARES Act related to accounting for loan modifications and establishment of the PPP. On December 21, 2020, the Appropriations Act was passed. The Appropriations Act extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. This interagency guidance is not expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU's 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company will continue to validate its models that will be used upon future adoption of the standard. The implementation of this ASU will likely result in increases to the Company's reserves when implemented.

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

Effective  November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with ASC 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In  March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this ASU provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

On  March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer's first annual report filed with the SEC subsequent to the effective date. The rule change revises the definition of "accelerated filers" to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. If an entity's annual revenues exceed $100 million, its category will change back to "accelerated filer." A public company that is classified as an "accelerated filer" or "large accelerated filer" must obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the opinion on ICFR in its annual report on Form 10-K. Non-accelerated filers also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management's assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for non-accelerated filers. The Company's annual revenues exceeded $100 million in the previous year, and the Company expects its annual revenues to exceed $100 million in future years and to remain an "accelerated filer." Therefore, this change is not expected to have a significant impact on the Company's annual reporting and audit requirements.

In August 2020, the FASB issued ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs." This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

The following table provides detail of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

Consideration Paid:
Common shares issued (2,361,686)	$82,470
Issuance of replacement stock options/restricted stock	753
Cash paid in lieu of fractional shares	27
Value of consideration	83,250

Assets acquired:
Cash and cash equivalents	26,283
Investment securities	34,876
Restricted stock	2,588
Loans	444,324
Premises and equipment	12,034
Deferred income taxes	2,960
Core deposit intangible	8,200
Other real estate owned	1,188
Banked owned life insurance	8,246
Other assets	14,244
Total assets	554,943

Liabilities assumed:
Deposits	483,626
Short-term FHLB advances	14,883
Long-term FHLB advances	778
Subordinated debt	7,530
Other liabilities	6,052
Total liabilities	512,869
Net assets acquired	42,074
Goodwill resulting from merger with HomeTown	$41,176

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-K for the year ended December 31, 2019 (dollars in thousands):

Goodwill at December 31, 2019	$40,130
Effect of adjustments to:
Premises and equipment	520
Other real estate owned	254
Other liabilities	272
Goodwill at December 31, 2020	$41,176

The increase in goodwill made during the first quarter of 2020 was due to adjustments to the valuations of several acquired buildings and OREO obtained on the date of merger. Also in the first quarter of 2020, the goodwill adjustment for other liabilities related to a reassessment of the interest rate prevailing for supplemental early retirement plan obligations at the merger date.

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

Direct costs related to the HomeTown acquisition were expensed as incurred. There were no merger related expenses during 2020 compared to $11,782,000 during 2019 and $872,000 during 2018.

The following table presents unaudited pro forma information as if the acquisition of HomeTown had occurred on January  1, 2018 (dollars in thousands, except per share data). These results combine the historical results of HomeTown in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of HomeTown's provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. Pro forma adjustments below include the net impact of accretion for 2018 and the elimination of merger-related costs for 2019 and 2018.

	Pro forma Year Ended December 31,
	2019	2018
Total revenues (1)	$95,178	$98,232
Net income	$29,841	$27,974
Earnings per share	$2.70	$2.52

__________________________

(1) Includes net interest income and noninterest income.

Note 3 – Restrictions on Cash

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement with the Federal Reserve Bank of Richmond was zero and $14.4 million at December 31, 2020 and 2019, respectively. The required balance to be maintained with the Federal Reserve Bank of Richmond was zero and $2.6 million at December 31, 2020 and December 31, 2019, respectively.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2020 exceeded the insurance limits of the FDIC by $2,610,000.

Note 4 - Securities

The amortized cost and estimated fair value of investments in securities at December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$34,997	$1	$—	$34,998
Federal agencies and GSEs	104,092	1,976	45	106,023
Mortgage-backed and CMOs	246,770	6,117	105	252,782
State and municipal	57,122	1,979	2	59,099
Corporate	13,011	188	10	13,189
Total securities available for sale	$455,992	$10,261	$162	$466,091

The Company adopted ASU 2016-01 effective January 1, 2018 and had no equity securities at December 31, 2020 and December 31, 2019 and recognized in income $333,000 of unrealized holding gains during 2019. During the year ended December 31, 2019, the Company sold $445,000 in equity securities at fair value.

(Dollars in thousands)	December 31, 2019
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$14,992	$—	$5	$14,987
Federal agencies and GSEs	126,829	1,504	219	128,114
Mortgage-backed and CMOs	182,732	1,901	393	184,240
State and municipal	41,427	769	42	42,154
Corporate	9,514	186	—	9,700
Total securities available for sale	$375,494	$4,360	$659	$379,195

The amortized cost and estimated fair value of investments in debt securities at December 31, 2020, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$38,081	$38,120
Due after one year through five years	96,905	98,651
Due after five years through ten years	52,624	54,465
Due after ten years	21,612	22,073
Mortgage-backed and CMOs	246,770	252,782
	$455,992	$466,091

Gross realized gains and losses on, and the proceeds from the sale of, securities available for sale were as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Gross realized gains	$814	$328	$342
Gross realized losses	—	(54)	(261)
Proceeds from sales of securities	5,811	29,878	57,607

Securities with a carrying value of approximately $189,791,000 and $179,852,000 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. FHLB letters of credit were used as additional collateral in the amounts of $245,000,000 at December 31, 2020 and $170,000,000 at December 31, 2019.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Federal agencies and GSEs	$21,237	$45	$19,974	$26	$1,263	$19
Mortgage-backed and CMOs	46,640	105	46,640	105	—	—
State and municipal	3,456	2	3,456	2	—	—
Corporate	5,990	10	5,990	10	—	—
Total	$77,323	$162	$76,060	$143	$1,263	$19

Federal agencies and GSEs: The unrealized losses on the Company's investment in 14 government sponsored entities ("GSEs") were caused by normal market fluctuations. Eleven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Mortgage-backed securities: The unrealized losses on the Company's investment in six GSE mortgage-backed securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Collateralized Mortgage Obligations: The unrealized losses associated with five private GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2020.

State and municipal securities:  The unrealized losses on two state and municipal securities were caused by normal market fluctuations. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

Corporate securities: The unrealized losses on two corporate securities were caused by normal market fluctuations and not credit deterioration. These securities remain investment grade, and the Company's analysis did not indicate the existence of credit loss. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $6,458,000 and $6,415,000 as of  December 31, 2020 and 2019, respectively, and FHLB stock in the amount of $2,257,000 and $2,215,000 as of December 31, 2020 and 2019, respectively.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2019 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$14,987	$5	$14,987	$5	$—	$—
Federal agencies and GSEs	69,095	219	31,779	44	37,316	175
Mortgage-backed and CMOs	89,391	393	66,324	266	23,067	127
State and municipal	4,262	42	3,108	37	1,154	5
Total	$177,735	$659	$116,198	$352	$61,537	$307

Other-Than-Temporary-Impaired Securities

As of December 31, 2020 and 2019, there were no securities classified as other-than-temporary impaired.

Note 5 – Loans

Loans, excluding loans held for sale, at December 31, 2020 and 2019 were comprised of the following (dollars in thousands):

	December 31,
	2020	2019
Commercial	$491,256	$339,077
Commercial real estate:
Construction and land development	140,071	137,920
Commercial real estate - owner occupied	373,680	360,991
Commercial real estate - non-owner occupied	627,569	538,208
Residential real estate:
Residential	269,137	324,315
Home equity	104,881	119,423
Consumer	8,462	10,881
Total loans, net of deferred fees and costs	$2,015,056	$1,830,815

Net deferred loan (fees) costs included in the above loan categories are $(3,021,000) for 2020 and $1,197,000 for 2019. The balance at December 31, 2020 includes $(4,439,000) in unamortized net PPP fees.

Overdraft deposits were reclassified to consumer loans in the amount of $59,000 and $134,000 for 2020 and 2019, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2020 and 2019 are as follows (dollars in thousands):

	2020	2019
Outstanding principal balance	$251,730	$393,618
Carrying amount	241,008	377,130

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2020 and 2019 are as follows (dollars in thousands):

	2020	2019
Outstanding principal balance	$37,417	$53,600
Carrying amount	30,201	43,028

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	2018
Balance at January 1	$7,893	$4,633	$4,890
Additions from merger with HomeTown	—	4,410	—
Accretion	(3,553)	(3,304)	(2,362)
Reclassification from nonaccretable difference	2,233	736	956
Other changes, net (1)	(60)	1,418	1,149
Balance at December 31	$6,513	$7,893	$4,633

__________________________

(1)  This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2020 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$153	$9	$—	$100	$262	$490,994	$491,256
Commercial real estate:
Construction and land development	168	—	—	5	173	139,898	140,071
Commercial real estate - owner occupied	62	—	209	304	575	373,105	373,680
Commercial real estate - non-owner occupied	—	—	—	1,158	1,158	626,411	627,569
Residential:
Residential	711	211	53	792	1,767	267,370	269,137
Home equity	—	—	—	69	69	104,812	104,881
Consumer	49	14	—	6	69	8,393	8,462
Total	$1,143	$234	$262	$2,434	$4,073	$2,010,983	$2,015,056

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2019 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$325	$163	$52	$857	$1,397	$337,680	$339,077
Commercial real estate:
Construction and land development	58	—	—	11	69	137,851	137,920
Commercial real estate - owner occupied	217	434	—	274	925	360,066	360,991
Commercial real estate - non-owner occupied	—	—	—	—	—	538,208	538,208
Residential:
Residential	639	260	282	685	1,866	322,449	324,315
Home equity	49	90	27	113	279	119,144	119,423
Consumer	73	13	—	4	90	10,791	10,881
Total	$1,361	$960	$361	$1,944	$4,626	$1,826,189	$1,830,815

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2020 (dollars in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$18	$18	$—	$23	$6
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	286	283	—	357	27
Commercial real estate - non-owner occupied	1,148	1,147	—	766	75
Residential:
Residential	1,096	1,103	—	912	62
Home equity	6	6	—	31	3
Consumer	—	—	—	—	—
	$2,554	$2,557	$—	$2,089	$173
With a related allowance recorded:
Commercial	$39	$33	$29	$382	$15
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	122	122	—	180	15
Residential
Residential	137	137	1	256	9
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$298	$292	$30	$818	$39
Total:
Commercial	$57	$51	$29	$405	$21
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	286	283	—	357	27
Commercial real estate - non-owner occupied	1,270	1,269	—	946	90
Residential:
Residential	1,233	1,240	1	1,168	71
Home equity	6	6	—	31	3
Consumer	—	—	—	—	—
	$2,852	$2,849	$30	$2,907	$212

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2019 (dollars in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$49	$49	$—	$16	$5
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	343	341	—	250	26
Commercial real estate - non-owner occupied	159	159	—	174	13
Residential:
Residential	611	612	—	652	38
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$1,203	$1,202	$—	$1,137	$88
With a related allowance recorded:
Commercial	$735	$730	$204	$191	$41
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential:
Residential	254	254	26	225	16
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$989	$984	$230	$416	$57
Total:
Commercial	$784	$779	$204	$207	$46
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	343	341	—	250	26
Commercial real estate - non-owner occupied	159	159	—	174	13
Residential:
Residential	865	866	26	877	54
Home equity	41	41	—	45	6
Consumer	—	—	—	—	—
	$2,192	$2,186	$230	$1,553	$145

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2020, 2019, and 2018, included in the impaired loan balances (dollars in thousands):

	Loans Modified as TDRs for the Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	1	$106	$106
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	2	1,311	1,311
Residential real estate	1	82	82
Home equity	1	6	6
Consumer	—	—	—
Total	5	$1,505	$1,505

Loans Modified as TDRs for the Year Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied
Residential real estate	1	207	207
Home equity	—	—	—
Consumer	—	—	—
Total	1	$207	$207

Loans Modified as TDRs for the Year Ended December 31, 2018
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	—	—
Residential real estate	1	11	11
Home equity	—	—	—
Consumer	—	—	—
Total	1	$11	$11

All loans modified as TDRs during the years ended December 31, 2020, 2019, and 2018 were structure modifications. The impact on the allowance for loan losses for the commercial loan modified as a TDR in 2020 was $88,000. The impact on the allowance for loan losses for one of the commercial real estate - non-owner occupied loans modified as a TDR in 2020 was $138,000; there was no impact on the allowance for loan losses for the other commercial real estate - non-owner occupied loan. There was no impact on the allowance for loan losses for the residential real estate loan and the home equity loan modified as TDRs in 2020. For the year ended December 31, 2020, the impact on the allowance was due to specific reserves that were charged-off prior to year end. The impact on the allowance for loan losses for the residential real estate loan modified as a TDR in 2019 was $24,000. There was no impact on the allowance for loan losses for the residential real estate loan modified as a TDR in 2018.

During the year ended December 31, 2020, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. During the years ended December 31, 2019 and 2018, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

In March 2020 (revised in April 2020), the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act was passed by the U.S. Congress on March 27, 2020. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs. The Bank implemented a DAP to provide relief to its borrowers under this guidance. The Bank provided assistance to customers with loan balances of $405.1 million during the year ended December 31, 2020.  The balance of loans remaining in this program at December 31, 2020 was $30.0 million, or 1.5% of the total portfolio, with $18.2 million of the $30.0 million in total deferrals the result of second and third request interest deferrals. At February 28, 2021, the balance of loans remaining in this program was $25.2 million, or 1.2% of the total portfolio, with $16.7 million of the $25.2 million in total deferrals the result of second request interest deferrals. The majority of remaining modifications involved three-month deferments of interest. This interagency guidance has not had a material impact on the Company's financials and is not expected to have a material impact on ongoing operations; however, this impact cannot be quantified at this time.

The CARES Act included an initial first round allocation of $659.0 billion for loans to be issued by financial institutions through the SBA's PPP. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was passed by Congress on December 21, 2020 and then signed into law on December 27, 2020 as part of the Appropriations Act, allocated an additional $284.4 billion. These loans carry a fixed rate of 1.00% and a term of two years for the majority of the initial loans and for five years on the second round, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA paid the Bank a processing fee based on the size of the loan. The SBA has approved over 2,700 applications as of  February 28, 2021 totaling $340.9 million in loans. The Company had outstanding net PPP loans of $211.3 million at December 31, 2020 and $226.4 million at February 28, 2021. The Bank has received processing fees of $11.2 million on the PPP loans and incurred direct origination costs of $1.8 million. The Company had net unaccreted PPP loan origination fees of $4.4 million at December 31, 2020 and $5.0 at February 28, 2021. From a funding perspective, the Bank utilized core funding sources for these loans. At December 31, 2020 and February 28, 2021, respectively, the SBA had forgiven $56.4 million and $105.8 million of PPP loans. These PPP loans are guaranteed by the SBA and, therefore, do not have a related allowance.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At December 31, 2020, the commercial real estate portfolio included concentrations of $75,235,000, $44,738,000 and $190,840,000 in hotel, restaurants, and retail, respectively. The concentrations total 15.5% of total loans, excluding loans in process.

The Company had $387,000 and $161,000 in residential real estate loans in the process of foreclosure at December  31, 2020 and December  31, 2019, respectively, and had $285,000 in residential OREO at both December  31, 2020 and December  31, 2019.

Risk Ratings

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity
Pass	$479,416	$131,770	$350,376	$612,688	$262,677	$104,608
Special Mention	10,956	2,505	14,621	9,196	3,665	—
Substandard	865	5,796	8,474	5,563	2,795	273
Doubtful	19	—	209	122	—	—
Total	$491,256	$140,071	$373,680	$627,569	$269,137	$104,881

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$8,456
Nonperforming	6
Total	$8,462

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

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2019 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity
Pass	$328,488	$130,694	$340,696	$519,919	$316,454	$118,960
Special Mention	8,710	4,133	13,094	9,023	4,370	—
Substandard	1,144	3,093	7,200	9,267	3,491	463
Doubtful	735	—	—	—	—	—
Total	$339,077	$137,920	$360,990	$538,209	$324,315	$119,423

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$10,877
Nonperforming	4
Total	$10,881

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) for each of the years in the three-year period ended December 31, 2020, are presented below (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Allowance for Loan Losses
Balance, beginning of year	$13,152	$12,805	$13,603
Provision for (recovery of) loan losses	8,916	456	(103)
Charge-offs	(1,006)	(333)	(1,020)
Recoveries	341	224	325
Balance, end of year	$21,403	$13,152	$12,805

	Year Ended December 31,
	2020	2019	2018
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$329	$217	$206
Provision for (recovery of) unfunded commitments	(25)	112	11
Charge-offs	—	—	—
Balance, end of year	$304	$329	$217

The reserve for unfunded loan commitments is included in other liabilities, and the provision for unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2020 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2019	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152
Charge-offs	(505)	—	(17)	(165)	(117)	(202)	(1,006)
Recoveries	65	2	12	50	85	127	341
Provision	1,156	764	1,871	3,960	1,076	89	8,916
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403

Balance at December 31, 2020:

Allowance for Loan Losses
Individually evaluated for impairment	$29	$—	$—	$—	$1	$—	$30
Collectively evaluated for impairment	3,318	1,927	4,138	7,185	3,896	70	20,534
Purchased credit impaired loans	26	—	202	441	170	—	839
Total	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403

Loans
Individually evaluated for impairment	$57	$—	$286	$1,270	$1,239	$—	$2,852
Collectively evaluated for impairment	490,736	139,833	360,579	616,498	365,967	8,390	1,982,003
Purchased credit impaired loans	463	238	12,815	9,801	6,812	72	30,201
Total	$491,256	$140,071	$373,680	$627,569	$374,018	$8,462	$2,015,056

__________________________

(1) Includes PPP loans, which are guaranteed by the SBA and have no related allowance.

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2019 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2018	$2,537	$1,059	$2,420	$3,767	$2,977	$45	$12,805
Charge-offs	(12)	—	(6)	—	(70)	(245)	(333)
Recoveries	13	—	9	—	58	144	224
Provision	119	102	51	14	58	112	456
Balance at December 31, 2019	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152

Balance at December 31, 2019:

Allowance for Loan Losses
Individually evaluated for impairment	$204	$—	$—	$—	$26	$—	$230
Collectively evaluated for impairment	2,448	1,161	2,444	3,781	2,794	56	12,684
Purchased credit impaired loans	5	—	30	—	203	—	238
Total	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152

Loans
Individually evaluated for impairment	$784	$—	$—	$502	$906	$—	$2,192
Collectively evaluated for impairment	337,312	137,522	346,233	520,541	433,121	10,866	1,785,595
Purchased credit impaired loans	981	398	14,758	17,165	9,711	15	43,028
Total	$339,077	$137,920	$360,991	$538,208	$443,738	$10,881	$1,830,815

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

The provision for loan losses for the 2020 period reflects an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic. Sharp declines in employment, gross national product, housing and auto sales, housing starts and business activity in general indicate a higher risk of probable losses in the Bank's portfolio. The Bank has been actively working with borrowers at risk who were impacted by the stay-at-home orders, utilizing its DAP to include short-term deferments of principal and interest and short-term acceptance of interest-only payments. Many of the Bank's customers have applied for and received PPP loans. Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known. The effects of the pandemic may require further changes in the level of allowance.

Note 7 – Premises and Equipment

Major classifications of premises and equipment at December 31, 2020 and 2019 are summarized as follows (dollars in thousands):

	December 31,
	2020	2019
Land	$10,267	$10,421
Buildings	36,173	36,247
Leasehold improvements	1,160	1,469
Furniture and equipment	19,424	17,695
	67,024	65,832
Accumulated depreciation	(27,301)	(25,984)
Premises and equipment, net	$39,723	$39,848

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $2,188,000, $2,064,000, and $1,775,000, respectively.

Note 8 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. On January 1, 2020, the Company adopted ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Company performs its annual analysis as of June 30 each fiscal year. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed a qualitative assessment at March 31, 2020 and as the pandemic continued performed qualitative assessments at June 30 and September 30 and a quantitative assessment at December 31, 2020 and determined no impairment was indicated. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. No indicators of impairment were identified during the years ended December 31, 2019 or 2018.

Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and became fully amortized at June 30, 2020. Core deposit intangibles resulting from the MainStreet Bankshares, Inc. acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown in April 2019 were $8,200,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2020, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$84,002	$7,728
Measurement period adjustments	1,046	—
Amortization	—	(1,637)
Balance at December 31, 2020	$85,048	$6,091

Goodwill and intangible assets at December 31, 2020 and 2019 are as follows (dollars in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2020
Core deposit intangibles	$19,708	$(13,617)	$6,091
Goodwill	85,048	—	85,048

December 31, 2019
Core deposit intangibles	$19,708	$(11,980)	$7,728
Goodwill	84,002	—	84,002

Amortization expense of core deposit intangibles for the years ended December 31, 2020, 2019, and 2018 was $1,637,000, $1,398,000, and $265,000, respectively.  As of December 31, 2020, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2021	$1,464
2022	1,260
2023	1,069
2024	800
2025	617
2026 and after	881
Total	$6,091

Note 9 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and, consistent with such elections, did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4.4 million at the date of adoption, which is related to the Company's lease of premises used in operations. In connection with the HomeTown merger in 2019, the Company added $1.8 million to the right-of-use asset and lease liability. The aggregate right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.

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

The following tables present information about the Company's leases as of and for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Lease liabilities	$4,940	$5,369
Right-of-use assets	$4,878	$5,340
Weighted average remaining lease term (in years)	7.33	8.17
Weighted average discount rate	3.03%	3.21%

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost
Operating lease cost	$993	$1,040
Short-term lease cost	3	3
Total lease cost	$996	$1,043

Cash paid for amounts included in the measurement of lease liabilities	$959	$1,013

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2020
2021	$1,048
2022	1,044
2023	945
2024	516
2025	473
2026 and after	1,549
Total undiscounted cash flows	$5,575
Discount	(635)
Lease liabilities	$4,940

Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2020, 2019, and 2018 was $1,158,000, $1,187,000, and $919,000, respectively. The amounts recognized in lease expense include insurance, property taxes, and common area maintenance.

Note 10 - Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 was $170,089,000 and $200,712,000, respectively.

At December 31, 2020, the scheduled maturities and amounts of certificates of deposits (included in interest-bearing deposits on the consolidated balance sheets) were as follows (dollars in thousands):

Year	Amount
2021	$271,868
2022	58,544
2023	31,486
2024	15,596
2025	13,898
2026 and after	5,034
Total	$396,426

There were no brokered time deposits at December 31, 2020 or December 31, 2019. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $4,342,000 at December 31, 2020 compared to $14,864,000 at  December 31, 2019. Deposits through the CDARS program are generated from major customers with substantial relationships with the Bank.

Note 11 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$42,551	0.13%	$40,475	1.40%

Note 12 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of December 31, 2020, $897,979,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings as of December 31, 2020 or 2019.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2020, the Bank's public deposits totaled $326,774,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2020, the Company had $245,000,000 in letters of credit with the FHLB outstanding as well as $136,213,000 in agency, state, and municipal securities to provide collateral for such deposits.

Note 13 – Subordinated Debt

On April 1, 2019, in connection with the HomeTown merger, the Company assumed $7,500,000 in aggregate principal amount of fixed-to-floating rate subordinated notes issued to various institutional accredited investors. The notes have a maturity date of December 30, 2025 and had an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes have a floating interest rate based on LIBOR. Interest was paid semi-annually, in arrears, on June 30 and December 30 of each year during the fixed interest rate period. Interest will be paid quarterly, in arrears, on March 30, June 30, September 30, and December 30 throughout the floating interest rate period or earlier redemption date.

The indebtedness evidenced by the notes, including principal and interest, is unsecured and subordinate and junior in right of the Company's payments to general and secured creditors and depositors of the Bank. The notes are redeemable, without penalty, on or after December 30, 2020 and were redeemable in certain limited circumstances prior to that date. The notes limit the Company from declaring or paying any dividend, or making any distribution on capital stock or other equity securities of any kind of the Company if the Company is not "well capitalized" for regulatory purposes, immediately prior to the declaration of such dividend or distribution, except for dividends payable solely in shares of common stock of the Company.

The carrying value of the subordinated debt included a fair value adjustment of $17,000 at December 31, 2019. The original fair value adjustment of $30,000 was recorded as a result of the acquisition of HomeTown on April 1, 2019, and was amortized into interest expense through December 30, 2020.

Note 14 – Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011. Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%. Distributions are cumulative and accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debenture entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Trust Preferred Securities were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes.

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

In accordance with ASC 810-10-15-14, Consolidation - Overall - Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the Company's consolidated balance sheets. .

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2020	2019
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619
MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,489	4,433
MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	3,022	2,977
				$28,130	$28,029

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $666,000 and $587,000 at December 31, 2020 and $722,000 and $632,000 at  December 31, 2019, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

(Dollars in thousands)	December 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$4,868	$5,750

(Dollars in thousands)	December 31, 2019
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$2,658	$3,450

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

Note 16 – Stock-Based Compensation

The Company's 2018 Stock Incentive Plan (the "2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The 2018 Plan provides for the granting of restricted stock awards, incentive and non-statutory options, and other equity-based awards to employees and directors at the discretion of the Compensation Committee of the Board of Directors. The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock. The 2018 Plan replaced the Company's stock incentive plan that was approved by the shareholders at the 2008 Annual Meeting that expired in February 2018.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual Term	Value
	Shares	Price	(In Years)	($000)
Outstanding at December 31, 2019	13,944	$16.63
Granted	—	—
Exercised	(2,573)	16.63
Forfeited	(830)	16.63
Expired	—	—
Outstanding at December 31, 2020	10,541	$16.63	3.97	$101
Exercisable at December 31, 2020	10,541	$16.63	3.97	$101

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on changes in the fair value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2020, 2019, and 2018 were $43,000, $688,000, and $861,000, respectively. Total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $42,000, $616,000, and $732,000, respectively.

In connection with the HomeTown acquisition, there was $147,000 in recognized stock compensation expense attributable to outstanding stock options in the year ended December 31, 2019. There was no recognized stock compensation expense attributable to outstanding stock options in 2020 and 2018. As of December 31, 2020, 2019, and 2018, there was no unrecognized compensation expense attributable to the outstanding stock options.

The following table summarizes information related to stock options outstanding on December 31, 2020:

Options Outstanding and Exercisable
Weighted-Average
	Number of	Remaining
Range of	Outstanding	Contractual Life	Weighted-Average
Exercise Prices	Options	(In Years)	Exercise Price
$15.00 to $20.00	10,541	3.97	$16.63

No stock options were granted in 2020, 2019 and 2018.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2020 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2020 is summarized in the following table:

		Weighted
		Average Grant
	Shares	Date Value Per Share
Nonvested at December 31, 2019	57,271	$34.84
Granted	26,010	34.42
Vested	(19,526)	34.50
Forfeited	(5,216)	34.29
Nonvested at December 31, 2020	58,539	34.81

As of December 31, 2020, 2019, and 2018, there was $797,000, $751,000, and $647,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. This cost is expected to be recognized over the next 12 to 36 months. The share based compensation expense for nonvested restricted stock was $672,000, $915,000, and $610,000 during 2020, 2019, and 2018, respectively. The expense for 2019 included $257,000 of accelerated compensation expense as a result of the HomeTown merger.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2020, the regular quarterly board retainer could be received in the form of shares of immediately vested but restricted stock with a market value of $10,000. Monthly meeting fees could be received as $800 per meeting in cash or $1,000 in immediately vested but restricted stock. For 2019, the regular monthly board retainer could be received quarterly in the form of immediately vested but restricted stock with a market value of $7,500. Monthly meeting fees could be received as $725 per meeting in cash or $900 in immediately vested but restricted stock. Only outside directors receive board fees. The Company issued 27,986, 17,373 and 15,471 shares and recognized share based compensation expense of $779,000, $626,000, and $586,000 during 2020, 2019 and 2018, respectively.

Note 17 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2017.

The components of the Company's net deferred tax assets were as follows (dollars in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,636	$2,841
Nonaccrual loan interest	507	490
Other real estate owned valuation allowance	124	120
Deferred compensation	159	1,184
Acquisition accounting adjustments	3,404	3,670
Lease liability, net of right of use asset	13	—
Accrued pension liability	447	50
NOL Carryforward	—	456
Net unrealized loss on cash flow hedges	1,022	573
Other	318	601
Total deferred tax assets	10,630	9,985

Deferred tax liabilities:
Depreciation	1,352	1,079
Core deposit intangibles	1,315	1,669
Accrued pension liability	213	—
Deferred loan origination costs, net	533	258
Net unrealized gain on securities available for sale	2,180	541
Other	32	574
Total deferred tax liabilities	5,625	4,121
Net deferred tax assets	$5,005	$5,864

The provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense	$7,777	$3,793	$5,090
Deferred tax expense	(640)	1,068	556
Total income tax expense	$7,137	$4,861	$5,646

A reconcilement of the "expected" federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Expected federal tax expense	$7,808	$5,411	$5,927
Nondeductible interest expense	31	67	69
Tax-exempt interest	(259)	(478)	(504)
State income taxes	207	149	337
Other, net	(650)	(288)	(183)
Total income tax expense	$7,137	$4,861	$5,646

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

	Year Ended December 31,
	2020		2019		2018
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	10,981,623	$2.74	10,531,572	$1.99	8,698,014	$2.60
Effect of dilutive securities - stock options	4,167	(0.01)	9,765	(0.01)	10,448	(0.01)
Diluted earnings per share	10,985,790	$2.73	10,541,337	$1.98	8,708,462	$2.59

Outstanding stock options on common stock, which were not included in computing diluted earnings per share in 2020, 2019, and 2018 because their effects were anti-dilutive, were zero shares for 2020, 2019, and 2018.

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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2020 and 2019 (dollars in thousands):

	December 31,
	2020	2019
Commitments to extend credit	$503,272	$557,364
Standby letters of credit	17,355	13,611
Mortgage loan rate lock commitments	26,883	10,791

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

At December 31, 2020, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $26,883,000 and loans held for sale of $15,591,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform. If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 20 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2020 and 2019, none of these loans was restructured, past due, or on nonaccrual status.

An analysis of these loans for 2020 is as follows (dollars in thousands):

Balance at December 31, 2019	$9,594
Additions	3,751
Repayments	(4,760)
Reclassifications(1)	(63)
Balance at December 31, 2020	$8,522

__________________________

(1) Includes loans to persons no longer affiliated with the Company and therefore not considered related party loans as of period end.

Related party deposits totaled $16,436,000 at December 31, 2020 and $14,741,000 at December 31, 2019.

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

	As of and for the Year Ended December 31,
	2020	2019	2018
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$6,262	$5,812	$8,313
Service cost	—	—	—
Interest cost	152	209	235
Actuarial (gain) loss	814	489	(782)
Settlement gain (loss)	44	(12)	(120)
Benefits paid	(1,451)	(236)	(1,834)
Projected benefit obligation at end of year	5,821	6,262	5,812

Change in Plan Assets:
Fair value of plan assets at beginning of year	5,915	5,653	7,556
Actual return (loss) on plan assets	237	498	(69)
Benefits paid	(1,451)	(236)	(1,834)
Fair value of plan assets at end of year	4,701	5,915	5,653

Funded Status at End of Year	$(1,120)	$(347)	$(159)

Amounts Recognized in the Consolidated Balance Sheets
Other liabilities	$(1,120)	$(347)	$(159)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$2,071	$1,658	$1,594
Deferred income taxes	(435)	(358)	(357)
Amount recognized	$1,636	$1,300	$1,237

	As of and for the Year Ended December 31,
	2020	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	152	209	235
Expected return on plan assets	(285)	(269)	(353)
Recognized net loss due to settlement	352	52	540
Recognized net actuarial loss	140	133	272
Net periodic benefit cost	$359	$125	$694

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$413	$64	$(1,291)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$413	$64	$(1,291)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$772	$189	$(597)

The accumulated benefit obligation as of December 31, 2020, 2019, and 2018 was $5,821,000, $6,262,000, and $5,812,000, respectively. The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.

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

Below is a description of the plan's assets. The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2020 and 2019:

Asset Category	December 31,
	2020	2019
Fixed Income	65.6%	61.8%
Equity	31.5%	27.5%
Cash and Accrued Income	2.9%	10.7%
Total	100.0%	100.0%

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

The fair value of the Company's pension plan assets at December 31, 2020 and 2019, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2020	Level 1	Level 2	Level 3
Cash	$138	$138	$—	$—
Fixed income securities
Government sponsored entities	444	—	444	—
Municipal bonds and notes	2,147	—	2,147	—
Corporate bonds and notes	491	—	491	—
Equity securities
U.S. companies	1,259	1,259	—	—
Foreign companies	222	222	—	—
	$4,701	$1,619	$3,082	$—

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2019	Level 1	Level 2	Level 3
Cash	$636	$636	$—	$—
Fixed income securities
Government sponsored entities	1,648	—	1,648	—
Municipal bonds and notes	1,792	—	1,792	—
Corporate bonds and notes	212	—	212	—
Equity securities
U.S. companies	1,385	1,385	—	—
Foreign companies	242	242	—	—
	$5,915	$2,263	$3,652	$—

Projected benefit payments for the years 2021 to 2030 are as follows (dollars in thousands):

Year	Amount
2021	$629
2022	381
2023	910
2024	252
2025	1,204
2026 - 2030	2,390

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $1,038,000, $932,000, and $778,000 to the 401(k) plan in 2020, 2019, and 2018, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

Prior to 2015, the Company maintained deferred compensation agreements with former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. As of December 31, 2020, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $200,000 and $250,000 at December 31, 2020 and 2019, respectively. There was no expense for these agreements for the years ended December 31, 2020, 2019, and 2018. As a result of acquisitions, the Company has various agreements with current and former employees and executives with balances of $5,585,000 and $5,235,000 at December 31, 2020 and 2019, respectively that accrue through eligibility and are payable upon retirement.

Beginning in 2015, certain named executive officers became eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The contributions charged to salary expense were $0, $158,000 and $141,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Incentive Arrangements

The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals. The total amount charged to salary expense for this plan was $1,214,000, $1,217,000 and $1,643,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of mortgage banking income on the Company's consolidated statements of income.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$34,998	$—	$34,998	$—
Federal agencies and GSEs	106,023	—	106,023	—
Mortgage-backed and CMOs	252,782	—	252,782	—
State and municipal	59,099	—	59,099	—
Corporate	13,189	—	13,189	—
Total securities available for sale	$466,091	$—	$466,091	$—
Loans held for sale	$15,591	$—	$15,591	$—
Liabilities:
Derivative - cash flow hedges	$4,868	$—	$4,868	$—

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$14,987	$—	$14,987	$—
Federal agencies and GSEs	128,114	—	128,114	—
Mortgage-backed and CMOs	184,240	—	184,240	—
State and municipal	42,154	—	42,154	—
Corporate	9,700	—	9,700	—
Total securities available for sale	$379,195	$—	$379,195	$—
Loans held for sale	$2,027	$—	$2,027	$—
Liabilities:
Derivative - cash flow hedges	$2,658	$—	$2,658	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$268	$—	$—	$268
Other real estate owned, net	958	—	—	958

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2019	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$759	$—	$—	$759
Other real estate owned, net	1,308	—	—	1,308

Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2020 and 2019:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4.13% - 7.20%; 5.19%

Other real estate owned	Discounted appraised value	Selling cost	8.00%

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

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$374,370	$374,370	$—	$—	$374,370
Securities available for sale	466,091	—	466,091	—	466,091
Restricted stock	8,715	—	8,715	—	8,715
Loans held for sale	15,591	—	15,591	—	15,591
Loans, net of allowance	1,993,653	—	—	1,992,326	1,992,326
Bank owned life insurance	28,482	—	28,482	—	28,482
Accrued interest receivable	7,193	—	7,193	—	7,193

Financial Liabilities:
Deposits	$2,611,330	$—	$2,615,157	$—	$2,615,157
Repurchase agreements	42,551	—	42,551	—	42,551
Subordinated debt	7,500	—	7,522	—	7,522
Junior subordinated debt	28,130	—	—	21,696	21,696
Accrued interest payable	778	—	778	—	778
Derivative - cash flow hedges	4,868	—	4,868	—	4,868

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2019 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$79,582	$79,582	$—	$—	$79,582
Securities available for sale	379,195	—	379,195	—	379,195
Restricted stock	8,630	—	8,630	—	8,630
Loans held for sale	2,027	—	2,027	—	2,027
Loans, net of allowance	1,817,663	—	—	1,818,655	1,818,655
Bank owned life insurance	27,817	—	27,817	—	27,817
Accrued interest receivable	6,625	—	6,625	—	6,625

Financial Liabilities:
Deposits	$2,060,547	$—	$2,062,823	$—	$2,062,823
Repurchase agreements	40,475	—	40,475	—	40,475
Subordinated debt	7,517	—	8,525	—	8,525
Junior subordinated debt	28,029	—	—	22,697	22,697
Accrued interest payable	1,213	—	1,213	—	1,213
Derivative - cash flow hedges	2,658	—	2,658	—	2,658

Note 23 – Dividend Restrictions and Regulatory Capital

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, up to $18,628,000 as of December 31, 2020. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.

Federal bank regulators have issued substantially similar guidelines requiring banks and bank holding companies to maintain capital at certain levels. In addition, regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial condition and results of operations.

The FRB and Office of the Comptroller of the Currency have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Basel III Capital Rules"). The Basel III Capital Rules require banks and bank holding companies to comply with certain minimum capital ratios, plus a "capital conservation buffer," as set forth in the table below. The capital conservation buffer requirement was phased in beginning on January 1, 2016, at 0.625% of risk-weighted assets, and increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and is applicable to all ratios except the leverage capital ratio.

The Company meets the eligibility criteria of a small bank holding company in accordance with the FRB's Small Bank Holding Company Policy Statement (the "SBHC Policy Statement"). Under the SBHC Policy Statement, qualifying bank holding companies, such as the Company, have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules. The SBHC Policy Statement does not apply to the Bank, and the Bank must comply with the Basel III Capital Rules. The Bank must also comply with the capital requirements set forth in the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act. The minimum capital ratios for the Bank to be considered "well capitalized" are set forth in the table below.

Management believes that as of December 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio (commonly referred to as the community bank leverage ratio or "CBLR"). Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and are deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework has a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports.

On April 6, 2020, the federal bank regulatory agencies announced the issuance of two interim final rules that make changes to the CBLR framework and implement Section 4012 of the CARES Act. One interim final rule provides that, as of the second quarter of 2020, a banking organization with a leverage ratio of 8% or greater (and that meets the other existing qualifying criteria) could elect to use the CBLR framework. This rule also establishes a two-quarter grace period for a qualifying community banking organization whose leverage ratio fell below 8% so long as the banking organization maintained a leverage ratio of 7% or greater. The second interim final rule provides a transition back to the leverage ratio requirement of 9%. Under this rule, the required leverage ratio was 8% beginning in the second quarter and for the remainder of calendar year 2020 and will be 8.5% for calendar year 2021 and 9% thereafter. This rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable ratio. This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by COVID-19. The Company and the Bank do not currently expect to opt into the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

					To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Required for Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common Equity Tier 1
Company	$244,318	12.36%	$88,967	>4.50%	N/A	N/A
Bank	252,748	12.86	137,530	>7.00	$127,706	>6.50%

Tier 1 Capital
Company	272,448	13.78	118,623	>6.00	N/A	N/A
Bank	252,748	12.86	167,001	>8.50	157,177	>8.00

Total Capital
Company	300,155	15.18	158,164	>8.00	N/A	N/A
Bank	274,455	13.97	206,295	>10.50	196,471	>10.00

Leverage Capital
Company	272,448	9.48	114,902	>4.00	N/A	N/A
Bank	252,748	8.85	114,247	>4.00	142,809	>5.00

December 31, 2019
Common Equity Tier 1
Company	$228,554	11.56%	$88,968	>4.50%	N/A	N/A
Bank	243,449	12.38	137,698	>7.00	$127,862	>6.50%

Tier 1 Capital
Company	256,583	12.98	118,624	>6.00	N/A	N/A
Bank	243,449	12.38	167,205	>8.50	157,369	>8.00

Total Capital
Company	277,581	14.04	158,166	>8.00	N/A	N/A
Bank	256,930	13.06	206,547	>10.50	196,712	>10.00

Leverage Capital
Company	256,583	10.75	95,514	>4.00	N/A	N/A
Bank	243,449	10.25	94,972	>4.00	118,715	>5.00

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

Segment information as of and for the years ended December 31, 2020, 2019, and 2018, is shown in the following table (dollars in thousands):

	2020
	Community Banking	Trust and Investment Services	Total
Interest income	$95,840	$—	$95,840
Interest expense	12,020	—	12,020
Noninterest income	12,054	4,789	16,843
Noninterest expense	52,245	2,320	54,565
Incomebefore income taxes	34,714	2,468	37,182
Net income	28,052	1,993	30,045
Depreciation and amortization	3,815	10	3,825
Total assets	3,049,779	231	3,050,010
Goodwill	85,048	—	85,048
Capital expenditures	2,690	4	2,694

	2019
	Community Banking	Trust and Investment Services	Total
Interest income	$92,855	$—	$92,855
Interest expense	15,728	—	15,728
Noninterest income	10,602	4,568	15,170
Noninterest expense	63,794	2,280	66,074
Incomebefore income taxes	23,479	2,288	25,767
Net income	19,050	1,856	20,906
Depreciation and amortization	3,454	8	3,462
Total assets	2,478,478	72	2,478,550
Goodwill	84,002	—	84,002
Capital expenditures	3,534	21	3,555

	2018
	Community Banking	Trust and Investment Services	Total
Interest income	$68,768	$—	$68,768
Interest expense	9,674	—	9,674
Noninterest income	8,695	4,579	13,274
Noninterest expense	41,832	2,414	44,246
Incomebefore income taxes	26,060	2,165	28,225
Net income	20,848	1,731	22,579
Depreciation and amortization	2,030	10	2,040
Total assets	1,862,849	17	1,862,866
Goodwill	43,872	—	43,872
Capital expenditures	2,723	—	2,723

Note 25 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2020	2019
Cash	$17,759	$11,127
Securities available for sale, at fair value	8,534	8,683
Investment in subsidiaries	351,033	337,983
Due from subsidiaries	143	134
Other assets	1,062	674
Total Assets	$378,531	$358,601

Subordinated debt	$7,500	$7,517
Junior subordinated debt	28,130	28,029
Other liabilities	5,007	2,797
Shareholders' equity	337,894	320,258
Total Liabilities and Shareholders' Equity	$378,531	$358,601

	Year Ended December 31,
Condensed Statements of Income	2020	2019	2018
Dividends from subsidiary	$25,500	$25,000	$11,000
Other income	512	823	456
Expenses	3,369	4,232	2,396
Income tax benefit	(600)	(601)	(407)
Income before equity in undistributed earnings of subsidiary	23,243	22,192	9,467
Equity in undistributed (distributed) earnings of subsidiary	6,802	(1,286)	13,112
Net Income	$30,045	$20,906	$22,579

	Year Ended December 31,
Condensed Statements of Cash Flows	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$30,045	$20,906	$22,579
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) distributions of subsidiary	(6,802)	1,286	(13,112)
Net change in other assets	84	(382)	(194)
Net change in other liabilities	85	(35)	136
Net cash provided by operating activities	23,412	21,775	9,409
Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(2,220)	—
Sales of equity securities	—	445	431
Cash paid in bank acquisition	—	(27)	—
Cash acquired in bank acquisition	—	981	—
Net cash provided by (used in) investing activities	—	(821)	431
Cash Flows from Financing Activities:
Common stock dividends paid	(11,842)	(10,965)	(8,702)
Repurchase of common stock	(4,981)	(3,146)	—
Proceeds from exercise of stock options	43	688	861
Net cash used in financing activities	(16,780)	(13,423)	(7,841)
Net increase in cash and cash equivalents	6,632	7,531	1,999
Cash and cash equivalents at beginning of period	11,127	3,596	1,597
Cash and cash equivalents at end of period	$17,759	$11,127	$3,596

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

Loans secured by real estate were $1,515,338,000, or 75.2% of the loan portfolio at December 31, 2020, and $1,480,857,000, or 80.9% of the loan portfolio at December 31, 2019. Loans secured by commercial real estate represented the largest portion of loans at $1,001,249,000 at December 31, 2020 and $899,199,000 at December 31, 2019, 49.7% and 49.1%, respectively, of total loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2020 or 2019.

Note 27 – Supplemental Cash Flow Information

(dollars in thousands)	As of or for the Year Ended December 31,
	2020	2019	2018
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$30,767	$32,505	$29,587
Interest-bearing deposits in other banks	343,603	47,077	34,668
	$374,370	$79,582	$64,255

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$12,455	$15,310	$9,553
Income taxes	7,609	4,698	5,056
Noncash investing and financing activities:
Transfer of loans to other real estate owned	95	234	599
Transfer of loans to repossessions	411	—	—
Transfer from premises and equipment to other assets	—	445	—
Increase in operating lease right-of-use asset	371	4,453	—
Increase in operating lease liability	371	4,453	—
Unrealized gains (losses) on securities available for sale	6,399	8,821	(3,290)
Unrealized losses on cash flow hedges	(2,210)	(1,854)	(804)
Change in unfunded pension liability	(413)	(64)	1,291

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	34,876	—
Restricted stock	—	2,588	—
Loans	—	444,324	—
Premises and equipment	—	12,554	—
Deferred income taxes	—	2,960	—
Core deposit intangible	—	8,200	—
Other real estate owned	—	1,442	—
Bank owned life insurance	—	8,246	—
Other assets	—	14,244	—

Liabilities assumed:
Deposits	—	483,626	—
Short-term FHLB advances	—	14,883	—
Long-term FHLB advances	—	778	—
Subordinated debt	—	7,530	—
Other liabilities	—	5,780	—

Consideration:
Issuance of common stock	—	82,470	—
Fair value of replacement stock options/restricted stock	—	753	—

Note 28 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

		Unrealized	Adjustments	Accumulated
	Net Unrealized	Losses on	Related to	Other
	Gains (Losses)	Cash Flow	Pension	Comprehensive
	on Securities	Hedges	Benefits	Income (Loss)
Balance at Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)
Net unrealized losses on securities available for sale, net of tax, $(745)	(2,464)	—	—	(2,464)
Reclassification adjustment for realized gains on securities, net of tax, $(18)	(63)	—	—	(63)
Net unrealized losses on cash flow hedges, net of tax, $(180)	—	(624)	—	(624)
Change in unfunded pension liability, net of tax, $249	—	—	1,042	1,042
Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)
Balance at December 31, 2018	(3,973)	(624)	(1,238)	(5,835)
Net unrealized gains on securities available for sale, net of tax, $2,005	7,090	—	—	7,090
Reclassification adjustment for realized gains on securities, net of tax, $(59)	(215)	—	—	(215)
Net unrealized losses on cash flow hedges, net of tax, $(394)	—	(1,460)	—	(1,460)
Change in unfunded pension liability, net of tax, $(1)	—	—	(63)	(63)
Balance at December 31, 2019	2,902	(2,084)	(1,301)	(483)
Net unrealized gains on securities available for sale, net of tax, $1,557	5,656	—	—	5,656
Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)
Net unrealized losses on cash flow hedges, net of tax, $(448)	—	(1,762)	—	(1,762)
Change in unfunded pension liability, net of tax, $(77)	—	—	(336)	(336)
Balance at December 31, 2020	7,920	(3,846)	(1,637)	$2,437

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For the Three Years Ending December 31, 2020

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Year Ended December 31,
	2020	2019	2018
Available for sale securities:
Realized gain on sale of securities	$814	$274	$81	Securities gains, net
	(176)	(59)	(18)	Income taxes
	$638	$215	$63	Net of tax
Reclassification for ASU-2016-01 adoption	—	—	650	(1)
Total reclassifications	$638	$215	$713

______________________

(1) Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2020, as stated in their report included herein. Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2020.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and Chief Financial Officer

March 8, 2021

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 8-K filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed May 21, 2020

4.1	Description of American National Bankshares Inc.’s Securities	Filed herewith

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and Jeffrey W. Farrar dated August 5, 2019	Exhibit 10.1 on Form 8-K filed August 5, 2019

10.4	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.5	Amendment to Employment Agreement between American National Bankshares Inc. and H. Gregg Strader, dated January 21, 2021	Exhibit 10.1 on Form 8-K filed January 26, 2021

10.6	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated March 27, 2014	Filed herewith

10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010, as amended March 27, 2014	Filed herewith

10.8	Employment Agreement between American National Bank and Trust Company and Edward C. Martin dated September 21, 2016	Exhibit 10.1 on Form 8-K filed December 29, 2016

10.9	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Exhibit 10.8 on Form 10-K filed March 8, 2019

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	Employment Agreement between American National Bank and Trust Company and Susan K. Still dated February 5, 2019	Exhibit 10.1 on Pre-Effective Amendment No. 1 to Form S-4 filed February 6, 2019

10.11	American National Bankshares Inc. 2008 Stock Incentive Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on April 22, 2008, filed on March 14, 2008

10.12	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

10.13	HomeTown Bank 2005 Stock Option Plan	Exhibit 4.0 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed April 1, 2019

10.14	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company	Exhibit 10.11 on Form 10-K filed March 15, 2016

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

ITEM 16 – FORM 10-K SUMMARY

The registrant has not selected the option to provide the summary information of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2021		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2021.

/s/ Jeffrey V. Haley	Director, President and
Jeffrey V. Haley	Chief Executive Officer (principal executive officer)

/s/ Charles H. Majors	Director and Chairman
Charles H. Majors

/s/ Nancy H. Agee	Director	/s/ John H. Love	Director
Nancy H. Agee		John H. Love

/s/ Kenneth S. Bowling	Director	/s/ Ronda M. Penn	Director
Kenneth S. Bowling		Ronda M. Penn

/s/ Tammy M. Finley	Director	/s/ Dan M. Pleasant	Director
Tammy M. Finley		Dan M. Pleasant

/s/ Michael P. Haley	Director	/s/ Joel R. Shepherd	Director
Michael P. Haley		Joel R. Shepherd

/s/ Charles S. Harris	Director	/s/ Susan K. Still	Director
Charles S. Harris		Susan K. Still

/s/ F. D. Hornaday, III	Director
F. D. Hornaday, III

/s/ Cathy W. Liles	Senior Vice President and	/s/ Jeffrey W. Farrar	Executive Vice President,
Cathy W. Liles	Chief Accounting Officer (principal accounting officer)	Jeffrey W. Farrar	Chief Operating Officer and Chief Financial Officer (principal financial officer)