Form 10-Q
period 2021-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2021-05-07
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At May 3, 2021, the Company had 10,944,484 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		53

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2021	(Audited) December 31, 2020
Assets
Cash and due from banks	$33,266	$30,767
Interest-bearing deposits in other banks	383,984	343,603
Securities available for sale, at fair value	482,143	466,091
Restricted stock, at cost	8,024	8,715
Loans held for sale	17,929	15,591
Loans, net of deferred fees and costs	1,978,640	2,015,056
Less allowance for loan losses	(21,416)	(21,403)
Net loans	1,957,224	1,993,653
Premises and equipment, net	39,336	39,723
Other real estate owned, net of valuation allowance	443	958
Goodwill	85,048	85,048
Core deposit intangibles, net	5,710	6,091
Bank owned life insurance	28,635	28,482
Other assets	31,690	31,288
Total assets	$3,073,432	$3,050,010

Liabilities
Noninterest-bearing deposits	$907,721	$830,094
Interest-bearing deposits	1,724,813	1,781,236
Total deposits	2,632,534	2,611,330
Customer repurchase agreements	39,205	42,551
Long-term borrowings	35,656	35,630
Other liabilities	24,244	22,605
Total liabilities	2,731,639	2,712,116

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,958,171 shares outstanding at March 31, 2021 and 10,982,367 shares outstanding at December 31, 2020	10,894	10,926
Capital in excess of par value	153,651	154,850
Retained earnings	178,015	169,681
Accumulated other comprehensive income (loss), net	(767)	2,437
Total shareholders' equity	341,793	337,894
Total liabilities and shareholders' equity	$3,073,432	$3,050,010

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$22,273	$21,321
Interest and dividends on securities:
Taxable	1,632	2,037
Tax-exempt	103	112
Dividends	119	132
Other interest income	77	264
Total interest and dividend income	24,204	23,866
Interest Expense:
Interest on deposits	1,287	3,312
Interest on short-term borrowings	11	129
Interest on long-term borrowings	483	506
Total interest expense	1,781	3,947
Net Interest Income	22,423	19,919
Provision for loan losses	—	953
Net Interest Income After Provision for Loan Losses	22,423	18,966
Noninterest Income:
Trust fees	1,206	1,012
Service charges on deposit accounts	622	721
Other fees and commissions	1,139	941
Mortgage banking income	1,318	549
Securities gains, net	—	814
Brokerage fees	218	211
Income from Small Business Investment Companies	428	55
Income from insurance investments	788	48
Losses on premises and equipment, net	(49)	(82)
Other	252	226
Total noninterest income	5,922	4,495
Noninterest Expense:
Salaries and employee benefits	7,518	7,360
Occupancy and equipment	1,533	1,366
FDIC assessment	224	95
Bank franchise tax	438	426
Core deposit intangible amortization	381	427
Data processing	778	763
Software	329	356
Other real estate owned, net	117	(9)
Other	2,747	2,550
Total noninterest expense	14,065	13,334
Income Before Income Taxes	14,280	10,127
Income Taxes	2,991	1,585
Net Income	$11,289	$8,542
Net Income Per Common Share:
Basic	$1.03	$0.77
Diluted	$1.03	$0.77
Weighted Average Common Shares Outstanding:
Basic	10,971,466	11,025,185
Diluted	10,976,177	11,031,310

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$11,289	$8,542

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(5,882)	6,189
Tax effect	1,271	(1,336)

Reclassification adjustment for gains on sales or calls of securities available for sale	—	(814)
Tax effect	—	176

Unrealized gains (losses) on cash flow hedges	1,781	(2,829)
Tax effect	(374)	611

Other comprehensive income (loss)	(3,204)	1,997

Comprehensive income	$8,085	$10,539

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2021 and 2020
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	8,542	—	8,542

Other comprehensive income	—	—	—	1,997	1,997

Stock repurchased (140,526)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,743 shares)	2	27	—	—	29

Vesting of restricted stock (12,245 shares)	12	(12)	—	—	—

Equity based compensation (24,745 shares)	6	398	—	—	404

Cash dividends paid, $0.27 per share	—	—	(2,956)	—	(2,956)

Balance, March 31, 2020	$10,898	$153,817	$157,064	$1,514	$323,293

Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	11,289	—	11,289

Other comprehensive loss	—	—	—	(3,204)	(3,204)

Stock repurchased (54,023 shares)	(54)	(1,540)	—	—	(1,594)

Vesting of restricted stock (15,315 shares)	15	(15)	—	—	—

Equity based compensation (29,827 shares)	7	356	—	—	363

Cash dividends paid, $0.27 per share	—	—	(2,955)	—	(2,955)

Balance, March 31, 2021	$10,894	$153,651	$178,015	$(767)	$341,793

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$11,289	$8,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	953
Depreciation	580	521
Net accretion of acquisition accounting adjustments	(948)	(957)
Core deposit intangible amortization	381	427
Net amortization of securities	406	202
Net gain on sale or call of securities available for sale	—	(814)
Gain on sale of loans held for sale	(1,318)	(549)
Proceeds from sales of loans held for sale	40,166	25,655
Originations of loans held for sale	(41,186)	(25,745)
Net loss (gain) on other real estate owned	111	(27)
Net loss on sale or disposal of premises and equipment	49	82
Equity based compensation expense	363	404
Earnings on bank owned life insurance	(153)	(153)
Deferred income tax expense	106	800
Net change in other assets	389	(179)
Net change in other liabilities	3,420	(1,401)
Net cash provided by operating activities	13,655	7,761

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	5,811
Proceeds from maturities, calls and paydowns of securities available for sale	55,825	94,731
Purchases of securities available for sale	(78,165)	(58,129)
Net change in restricted stock	691	(52)
Net decrease (increase) in loans	37,381	(23,295)
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(246)	(907)
Proceeds from sales of other real estate owned	404	144
Net cash provided by investing activities	15,894	18,303

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	77,627	(10,834)
Net change in interest-bearing deposits	(56,401)	21,027
Net change in customer repurchase agreements	(3,346)	1,639
Common stock dividends paid	(2,955)	(2,956)
Repurchase of common stock	(1,594)	(4,981)
Proceeds from exercise of stock options	—	29
Net cash provided by financing activities	13,331	3,924
Net Increase in Cash and Cash Equivalents	42,880	29,988
Cash and Cash Equivalents at Beginning of Period	374,370	79,582
Cash and Cash Equivalents at End of Period	$417,250	$109,570

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

COVID-19 spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. The government and private sector responses to contain its spread began to significantly affect the Company's operations beginning in March 2020 and will likely continue to adversely affect its operations through 2021, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company. These uncertainties include the nature and duration of the financial effects felt by its customers impacting their ability to perform in accordance with their underlying loan agreements, the Company's ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of the Company's franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of the Company's financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. While we have seen some improvement in the severity of the pandemic, it is still expected that estimates could be impacted by its effects.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior period adjustments have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Developments

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers' application of certain income tax-related guidance. This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material effect on the Company's consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs." This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of FASB Accounting Standards Codification ("ASC") paragraph 310-20-35-33 for each reporting period. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company's consolidated financial statements.

In December 2020, the Consolidated Appropriations Act of 2021 ("CAA") was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, including the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") and treatment of certain loan modifications related to the COVID-19 pandemic.

During the first quarter of 2021, the Bank continued to assist borrowers through the Disaster Assistance Program ("DAP") adopted in March 2020 in response to the federal banking agencies issuance of the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explained that, in consultation with the FASB staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs"). On  March 31, 2021, the balance of loans remaining in this program was $19.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At March 31, 2021, $16.4 million of the $19.3 million was the result of second and third interest deferrals. The majority of the remaining modifications involved six-month deferments of interest.

The Company continued to participate in the PPP under the CARES Act in the first quarter of 2021. During the quarter, there were 805 loans processed for approximately $80.7 million from the second round of the program. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance. The SBA pays the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven or otherwise repaid. In addition to the new loans, $105.1 million of first round loans from 2020 were forgiven in first quarter 2021 compared to $56.4 million in the fourth quarter of 2020. Total outstanding net PPP loans were $183.8 million and $211.3 million at March 31, 2021 and December 31, 2020, respectively.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company will continue to validate its models that will be used upon future adoption of the standard. The implementation of this ASU will likely result in an adjustment to the Company's reserves when implemented.

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

Effective  November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with ASC 326, Financial Instruments - Credit Losses. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In  March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this ASU provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loans and other financial instruments.

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

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at March 31, 2021 were as follows (dollars in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$30,152	$—	$106	$30,046
Federal agencies and GSEs	108,465	1,539	677	109,327
Mortgage-backed and CMOs	262,898	4,384	2,369	264,913
State and municipal	63,410	1,597	434	64,573
Corporate	13,001	284	1	13,284
Total securities available for sale	$477,926	$7,804	$3,587	$482,143

The amortized cost and fair value of investments in securities available for sale at December 31, 2020 were as follows (dollars in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$34,997	$1	$—	$34,998
Federal agencies and GSEs	104,092	1,976	45	106,023
Mortgage-backed and CMOs	246,770	6,117	105	252,782
State and municipal	57,122	1,979	2	59,099
Corporate	13,011	188	10	13,189
Total securities available for sale	$455,992	$10,261	$162	$466,091

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2021 and  December 31, 2020 was as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
FRB stock	$6,468	$6,458
FHLB stock	1,556	2,257
Total restricted stock	$8,024	$8,715

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at March 31, 2021, are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$30,046	$106	$30,046	$106	$—	$—
Federal agencies and GSEs	56,948	677	55,779	660	1,169	17
Mortgage-backed and CMOs	123,513	2,369	119,315	2,363	4,198	6
State and municipal	18,278	434	18,278	434	—	—
Corporate	1,999	1	1,999	1	—	—
Total	$230,784	$3,587	$225,417	$3,564	$5,367	$23

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2020 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$21,237	$45	$19,974	$26	$1,263	$19
Mortgage-backed and CMOs	46,640	105	46,640	105	—	—
State and municipal	3,456	2	3,456	2	—	—
Corporate	5,990	10	5,990	10	—	—
Total	$77,323	$162	$76,060	$143	$1,263	$19

U.S. Treasury securities: The unrealized losses on the Company's investment in five U.S. Treasury securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 24 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Ten of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Mortgage-backed securities: The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Collateralized Mortgage Obligations: The unrealized losses associated with nine GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

State and municipal securities: The unrealized losses on 28 state and municipal securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Corporate securities: The unrealized loss on one corporate security was caused by normal market fluctuations and not credit deterioration. This security remains investment grade, and the Company's analysis did not indicate the existence of credit loss. The contractual terms of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at  March 31, 2021.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2021, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of March 31, 2021 and December 31, 2020, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on, and the proceeds from the sale of, securities available for sale during the three months ended March 31, 2021 and 2020 (dollars in thousands):

Three Months Ended March 31, 2021
Realized gains (losses):
Gross realized gains	$—
Gross realized losses	—
Net realized gains	$—
Proceeds from sales of securities	$—

Three Months Ended March 31, 2020
Realized gains (losses):
Gross realized gains	$814
Gross realized losses	—
Net realized gains	$814
Proceeds from sales of securities	$5,811

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at March 31, 2021 and  December 31, 2020, were comprised of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Commercial	$447,109	$491,256
Commercial real estate:
Construction and land development	159,801	140,071
Commercial real estate - owner occupied	364,549	373,680
Commercial real estate - non-owner occupied	628,742	627,569
Residential real estate:
Residential	266,595	269,137
Home equity	100,643	104,881
Consumer	11,201	8,462
Total loans, net of deferred fees and costs	$1,978,640	$2,015,056

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at March 31, 2021 and  December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal balance	$227,525	$251,730
Carrying amount	217,738	241,008

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal balance	$34,916	$37,417
Carrying amount	27,966	30,201

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the three months ended March 31, 2021 and the year ended December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Balance at January 1	$6,513	$7,893
Accretion	(712)	(3,553)
Reclassification from nonaccretable difference	451	2,233
Other changes, net (1)	79	(60)
	$6,331	$6,513

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$23	$—	$68	$91	$447,018	$447,109
Commercial real estate:
Construction and land development	—	—	—	5	5	159,796	159,801
Commercial real estate - owner occupied	—	—	—	45	45	364,504	364,549
Commercial real estate - non-owner occupied	—	—	—	1,003	1,003	627,739	628,742
Residential:
Residential	202	78	162	1,128	1,570	265,025	266,595
Home equity	90	—	—	67	157	100,486	100,643
Consumer	14	4	—	7	25	11,176	11,201
Total	$306	$105	$162	$2,323	$2,896	$1,975,744	$1,978,640

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$153	$9	$—	$100	$262	$490,994	$491,256
Commercial real estate:
Construction and land development	168	—	—	5	173	139,898	140,071
Commercial real estate - owner occupied	62	—	209	304	575	373,105	373,680
Commercial real estate - non-owner occupied	—	—	—	1,158	1,158	626,411	627,569
Residential:
Residential	711	211	53	792	1,767	267,370	269,137
Home equity	—	—	—	69	69	104,812	104,881
Consumer	49	14	—	6	69	8,393	8,462
Total	$1,143	$234	$262	$2,434	$4,073	$2,010,983	$2,015,056

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2021 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$9	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	30	27	—	158	1
Commercial real estate - non-owner occupied	1,108	1,107	—	1,127	17
Residential:
Residential	1,429	1,432	—	1,263	16
Home equity	5	5	—	6	—
Consumer	—	—	—	—	—
	$2,572	$2,571	$—	$2,563	$34
With a related allowance recorded:
Commercial	$36	$29	$26	$38	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	61	—
Residential
Residential	135	135	1	136	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$171	$164	$27	$235	$3
Total:
Commercial	$36	$29	$26	$47	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	30	27	—	158	1
Commercial real estate - non-owner occupied	1,108	1,107	—	1,188	17
Residential:
Residential	1,564	1,567	1	1,399	18
Home equity	5	5	—	6	—
Consumer	—	—	—	—	—
	$2,743	$2,735	$27	$2,798	$37

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2020 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$18	$18	$—	$23	$6
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	286	283	—	357	27
Commercial real estate - non-owner occupied	1,148	1,147	—	766	75
Residential:
Residential	1,096	1,103	—	912	62
Home equity	6	6	—	31	3
Consumer	—	—	—	—	—
	$2,554	$2,557	$—	$2,089	$173
With a related allowance recorded:
Commercial	$39	$33	$29	$382	$15
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied (1)	122	122	—	180	15
Residential:
Residential	137	137	1	256	9
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$298	$292	$30	$818	$39
Total:
Commercial	$57	$51	$29	$405	$21
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	286	283	—	357	27
Commercial real estate - non-owner occupied	1,270	1,269	—	946	90
Residential:
Residential	1,233	1,240	1	1,168	71
Home equity	6	6	—	31	3
Consumer	—	—	—	—	—
	$2,852	$2,849	$30	$2,907	$212

  __________________________

  (1) Allowance is reported as zero in the table due to presentation in thousands and rounding.

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

During the three months ended March 31, 2021, there were no loans modified as TDRs. There was one residential real estate loan modified as a TDR during the three months ended March 31, 2020. This TDR was included in the impaired loan balances and was a payment deferral with a pre- and post- modification outstanding recorded investment of $82,000.

During the three months ended March 31, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259,000 at restructure and one commercial loan with a recorded investment of $106,000 at restructure that subsequently defaulted within 12 months of modification. During the three months ended March 31, 2020, the Company had no loans that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

During the first quarter of 2021, the Bank continued to assist borrowers through the DAP. On  March 31, 2021, the balance of loans remaining in this program was $19.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At March 31, 2021, $16.4 million of the $19.3 million was the result of second and third interest deferrals. The majority of the remaining modifications involved six-month deferments of interest.

The Company continued to participate in the SBA's PPP under the CARES Act in the first quarter of 2021. During the quarter, there were 805 loans processed for approximately $80.7 million from the second round of the program. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance. The SBA pays the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven or otherwise repaid. In addition to the new loans, $105.1 million of first round loans from 2020 were forgiven in first quarter 2021 compared to $56.4 million in the fourth quarter of 2020. Total outstanding net PPP loans were $183.8 million and $211.3 million at March 31, 2021 and December 31, 2020, respectively.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2021, the commercial real estate portfolio included concentrations of $74,760,000, $43,720,000 and $195,656,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 3.8%, 2.2%, and 9.9% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $192,000 and $387,000 in residential real estate loans in the process of foreclosure at March 31, 2021 and December 31, 2020, respectively. The Company had no residential other real estate owned ("OREO") at March 31, 2021 and had $285,000 in residential OREO at December 31, 2020.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of March 31, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$437,092	$152,327	$342,078	$611,473	$260,207	$100,251
Special Mention	9,238	3,155	14,983	9,555	3,376	—
Substandard	778	4,319	7,488	7,714	3,012	392
Doubtful	1	—	—	—	—	—
Total	$447,109	$159,801	$364,549	$628,742	$266,595	$100,643

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$11,194
Nonperforming	7
Total	$11,201

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$479,416	$131,770	$350,376	$612,688	$262,677	$104,608
Special Mention	10,956	2,505	14,621	9,196	3,665	—
Substandard	865	5,796	8,474	5,563	2,795	273
Doubtful	19	—	209	122	—	—
Total	$491,256	$140,071	$373,680	$627,569	$269,137	$104,881

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$8,456
Nonperforming	6
Total	$8,462

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Allowance for Loan Losses
Balance, beginning of period	$21,403	$13,152	$13,152
Provision for loan losses	—	8,916	953
Charge-offs	(22)	(1,006)	(105)
Recoveries	35	341	65
Balance, end of period	$21,416	$21,403	$14,065

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$304	$329	$329
Recovery of unfunded commitments	(1)	(25)	(13)
Balance, end of period	$303	$304	$316

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Provision for (recovery of) loan losses	(272)	188	72	5	(32)	39	—
Charge-offs	—	—	(3)	—	—	(19)	(22)
Recoveries	9	—	2	—	5	19	35
Balance at March 31, 2021	$3,110	$2,115	$4,411	$7,631	$4,040	$109	$21,416

Balance at March 31, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$26	$—	$—	$—	$1	$—	$27
Collectively evaluated for impairment	3,058	2,115	4,208	7,192	3,869	109	20,551
Purchased credit impaired loans	26	—	203	439	170	—	838
Total	$3,110	$2,115	$4,411	$7,631	$4,040	$109	$21,416

Loans
Individually evaluated for impairment	$36	$—	$30	$1,108	$1,569	$—	$2,743
Collectively evaluated for impairment	446,599	159,576	353,159	618,215	359,194	11,188	1,947,931
Purchased credit impaired loans	474	225	11,360	9,419	6,475	13	27,966
Total	$447,109	$159,801	$364,549	$628,742	$367,238	$11,201	$1,978,640

__________________________

(1) Includes PPP loans, which are guaranteed by the SBA and have no related allowance.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2020 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2019	$2,657	$1,161	$2,474	$3,781	$3,023	$56	$13,152
Provision for loan losses	1,156	764	1,871	3,960	1,076	89	8,916
Charge-offs	(505)	—	(17)	(165)	(117)	(202)	(1,006)
Recoveries	65	2	12	50	85	127	341
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403

Balance at December 31, 2020:

Allowance for Loan Losses
Individually evaluated for impairment	$29	$—	$—	$—	$1	$—	$30
Collectively evaluated for impairment	3,318	1,927	4,138	7,185	3,896	70	20,534
Purchased credit impaired loans	26	—	202	441	170	—	839
Total	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403

Loans
Individually evaluated for impairment	$57	$—	$286	$1,270	$1,239	$—	$2,852
Collectively evaluated for impairment	490,736	139,833	360,579	616,498	365,967	8,390	1,982,003
Purchased credit impaired loans	463	238	12,815	9,801	6,812	72	30,201
Total	$491,256	$140,071	$373,680	$627,569	$374,018	$8,462	$2,015,056

__________________________

(1) Includes PPP loans, which are guaranteed by the SBA and have no related allowance.

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, and qualitative factors. Qualitative factors include levels and trends in delinquencies, nonaccrual loans, and charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection, underwriting standards, and lending policies; experience of lending staff; national, regional, and local economic trends and conditions; portfolio concentrations; regulatory and legal factors; competition; quality of loan review system; and value of underlying collateral.

There was no provision expense for the first quarter of 2021, compared to $953,000 for the same period in the previous year. The first quarter of 2021 warranted a significantly lower provision than the first quarter of 2020 based on loan activity, an improving economy, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics. However, the economy continues to recover from the effects of the pandemic, and risk levels in general remain elevated, particularly in certain industry segments. The provision for loan losses for the 2020 period reflected an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic. Sharp declines in employment, gross national product, housing and auto sales, housing starts and business activity in general indicated a higher risk of probable losses in the Bank's portfolio. The Bank has been actively working with borrowers at risk who were impacted by the pandemic.

Note 5 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Company performs its annual analysis as of June 30 each fiscal year, as well as when an event triggering impairment may have occurred. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed an assessment for each quarter end of 2020 starting with the first quarter. The assessments determined the fair value exceeded the carrying value and did not indicate impairment. Due to improving economic conditions, no assessment was deemed necessary at March 31, 2021. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and were amortized on an accelerated basis over 108 months ending June 2020. Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10,039,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2021, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$85,048	$6,091
Amortization	—	(381)
Balance at March 31, 2021	$85,048	$5,710

Note 6 – Leases

The Company's leases are recorded under ASC 842, Leases. Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. The aggregate right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Lease liabilities	$4,725	$4,940
Right-of-use assets	$4,645	$4,878
Weighted average remaining lease term (years)	7.17	7.33
Weighted average discount rate	3.04%	3.03%

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Lease cost
Operating lease cost	$269	$249
Short-term lease cost	1	1
Total lease cost	$270	$250

Cash paid for amounts included in the measurement of lease liabilities	$251	$243

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of March 31, 2021
Nine months ending December 31, 2021	$797
Twelve months ending December 31, 2022	1,044
Twelve months ending December 31, 2023	945
Twelve months ending December 31, 2024	515
Twelve months ending December 31, 2025	473
Twelve months ending December 31, 2026	260
Thereafter	1,289
Total undiscounted cash flows	5,323
Discount	(598)
Lease liabilities	$4,725

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Customer repurchase agreements	$39,205	$42,551

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of   March 31, 2021, $897,492,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of March 31, 2021 or December 31, 2020.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2021, the Bank's public deposits totaled $311,702,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2021, the Company had $245,000,000 in letters of credit with the FHLB outstanding, as well as $133,057,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

Subordinated Debt

On April 1, 2019, in connection with the HomeTown merger, the Company assumed $7,500,000 in aggregate principal amount of fixed-to-floating rate subordinated notes issued to various institutional accredited investors. The notes have a maturity date of December 30, 2025 and had an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes have a floating interest rate based on LIBOR. Interest was paid semi-annually, in arrears, on June 30 and December 30 of each year during the fixed interest rate period. Interest will be paid quarterly, in arrears, on March 30, June 30, September 30 and December 30 throughout the floating interest rate period or earlier redemption date. The interest rate at  March 31, 2021 was 5.35%.

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

A fair value adjustment of $30,000 was recorded on the subordinated debt as a result of the acquisition of HomeTown on April 1, 2019, and was amortized into interest expense through December 30, 2020.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned unconsolidated subsidiary of the Company, issued $20,000,000 of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011. Distributions are cumulative and will accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Junior Subordinated Debt were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company in 2006, and for general corporate purposes.

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

In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  March 31, 2021 and December 31, 2020 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,503	4,489

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,034	3,022

				$28,156	$28,130

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $652,000 and $575,000 at March 31, 2021 and $666,000 and $587,000 at  December 31, 2020, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

All interest rate swaps were entered into with counterparties that met the Company's credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts is not significant.

Terms and conditions of the interest rate swaps vary, and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives' unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company's assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income and interest expense in the Company's consolidated statements of income.

The following tables present information on the Company's derivative financial instruments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$3,087	$5,750

	December 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$4,868	$5,750

Note 10 – Stock Based Compensation

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

A summary of stock option transactions for the three months ended March 31, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	10,541	$16.63
Granted	—	—
Exercised	—	—
Forfeited	(332)	16.63
Expired	—	—
Outstanding and exercisable at March 31, 2021	10,209	$16.63	3.72	$167,836

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. As of March 31, 2021, there were no nonvested stock option grants and no unrecognized compensation expense. The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2021 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2020	58,539	$34.81
Granted	23,638	28.01
Vested	(16,144)	38.74
Forfeited	(158)	27.74
Nonvested at March 31, 2021	65,875	$31.43

As of March 31, 2021 and December 31, 2020, there was $1,282,000 and $797,000 respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.93 years. The share based compensation expense for nonvested restricted stock was $176,000 and $199,000 during the first three months of 2021 and 2020, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2021, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250,000 with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 6,347 and 6,082 shares and recognized share based compensation expense of $187,000 and $205,000 during the first three months of 2021 and 2020, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021		2020
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,971,466	$1.03	11,025,185	$0.77
Effect of dilutive securities - stock options	4,711	—	6,125	—
Diluted earnings per share	10,976,177	$1.03	11,031,310	$0.77

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three months ended March 31, 2021 and 2020.

Note 12 – Employee Benefit Plans

The following information for the three months ended March 31, 2021 and 2020 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009. If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three Months Ended March 31,
	2021	2020
Service cost	$—	$—
Interest cost	22	38
Expected return on plan assets	(58)	(71)
Recognized loss due to settlement	23	30
Recognized net actuarial loss	45	35
Net periodic cost	$32	$32

Note 13 – Fair Value Measurements

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2021 or December 31, 2020.

Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded in current period earnings as a component of mortgage banking income on the Company's consolidated statements of income.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2021 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$30,046	$—	$30,046	$—
Federal agencies and GSEs	109,327	—	109,327	—
Mortgage-backed and CMOs	264,913	—	264,913	—
State and municipal	64,573	—	64,573	—
Corporate	13,284	—	13,284	—
Total securities available for sale	$482,143	$—	$482,143	$—
Loans held for sale	$17,929	$—	$17,929	$—
Liabilities:
Derivative - cash flow hedges	$3,087	$—	$3,087	$—

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$34,998	$—	$34,998	$—
Federal agencies and GSEs	106,023	—	106,023	—
Mortgage-backed and CMOs	252,782	—	252,782	—
State and municipal	59,099	—	59,099	—
Corporate	13,189	—	13,189	—
Total securities available for sale	$466,091	$—	$466,091	$—
Loans held for sale	$15,591	$—	$15,591	$—
Liabilities:
Derivative - cash flow hedges	$4,868	$—	$4,868	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of the loss associated with impaired loans can be based on either the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company's judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a TDR. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2021 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$144	$—	$—	$144
Other real estate owned, net	443	—	—	443

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$268	$—	$—	$268
Other real estate owned, net	958	—	—	958

Quantitative Information About Level 3 Fair Value Measurements as of March 31, 2021 and December 31, 2020:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4.13% - 7.20%; 5.20%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2021 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$417,250	$417,250	$—	$—	$417,250
Securities available for sale	482,143	—	482,143	—	482,143
Restricted stock	8,024	—	8,024	—	8,024
Loans held for sale	17,929	—	17,929	—	17,929
Loans, net of allowance	1,957,224	—	—	1,965,325	1,965,325
Bank owned life insurance	28,635	—	28,635	—	28,635
Accrued interest receivable	6,652	—	6,652	—	6,652

Financial Liabilities:
Deposits	$2,632,534	$—	$2,635,559	$—	$2,635,559
Repurchase agreements	39,205	—	39,205	—	39,205
Subordinated debt	7,500	—	7,535	—	7,535
Junior subordinated debt	28,156	—	—	23,701	23,701
Accrued interest payable	543	—	543	—	543
Derivative - cash flow hedges	3,087	—	3,087	—	3,087

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2020 are as follows (dollars in thousands):

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

Segment information as of and for the three months ended March 31, 2021 and 2020 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended March 31, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$24,204	$—	$24,204
Interest expense	1,781	—	1,781
Noninterest income	4,498	1,424	5,922
Noninterest expense	13,401	664	14,065
Income before income taxes	13,520	760	14,280
Net income	10,688	601	11,289
Depreciation and amortization	958	3	961
Total assets	3,073,188	244	3,073,432
Goodwill	85,048	—	85,048
Capital expenditures	246	—	246

	As of and For the Three Months Ended March 31, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$23,866	$—	$23,866
Interest expense	3,947	—	3,947
Noninterest income	3,272	1,223	4,495
Noninterest expense	12,721	613	13,334
Income before income taxes	9,517	610	10,127
Net income	8,027	515	8,542
Depreciation and amortization	945	3	948
Total assets	2,494,942	123	2,495,065
Goodwill	85,048	—	85,048
Capital expenditures	903	4	907

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the three months ended March 31, 2021 and 2020 is shown in the following table (dollars in thousands):

	2021	2020
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$33,266	$39,602
Interest-bearing deposits in other banks	383,984	69,968
Cash and Cash Equivalents	$417,250	$109,570

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,016	$3,867
Income taxes	(1,205)	(70)
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	47
Net unrealized gains (losses) on securities available for sale	(5,882)	5,375
Net unrealized gains (losses) on cash flow hedges	1,781	(2,829)

Note 16 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,336	4,853	—	—	4,853

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Net unrealized losses on cash flow hedges, net of tax, $(611)	—	(2,218)	—	(2,218)

Balance at March 31, 2020	$7,117	$(4,302)	$(1,301)	$1,514

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(1,271)	(4,611)	—	—	(4,611)

Reclassification adjustment for realized gains on securities, net of tax, $(0)	—	—	—	—

Net unrealized gains on cash flow hedges, net of tax, $374	—	1,407	—	1,407

Balance at March 31, 2021	$3,309	$(2,439)	$(1,637)	$(767)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three Months Ended March 31, 2021 and 2020

(dollars in thousands)

For the Three Months Ended March 31, 2021	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended March 31, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, may affect the operations, performance, business strategy, and results of the Company. Those factors include, but are not limited to, the following:

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

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic. The spread of the virus created a global health crisis that resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by all parties, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System ("Federal Reserve") will maintain a low interest rate environment for the foreseeable future. In 2020, the Company implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities.  The Company transitioned to a majority of its non-branch employees working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs.  In the first quarter of 2021, the Company was encouraged by the optimism surrounding the potential end of the pandemic and prospects for the economy with continued stimulus support.   In April 2021, the majority of remaining remote workers returned to the office, and the Company fully opened branch lobbies to customers with prudent safety protocols. The Company remains focused on supporting and protecting its employees, customers, and communities while creating shareholder value.

During the first quarter of 2021, the Bank continued to assist borrowers through the Disaster Assistance Program ("DAP") adopted in March 2020 in response to the federal banking agencies issuance of the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explained that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs"). On March 31, 2021, the balance of loans remaining in this program was $19.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At March 31, 2021, $16.4 million of the $19.3 million was the result of second and third interest deferrals. The majority of the remaining modifications involved six-month deferments of interest.

The Company continued to participate in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act in the first quarter of 2021. During the quarter, there were 805 loans processed for approximately $80.7 million from the second round of the program. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance. The SBA pays the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven or otherwise repaid. In addition to the new loans, $105.1 million of first round loans from 2020 were forgiven in first quarter 2021 compared to $56.4 million in the fourth quarter of 2020. Total outstanding net PPP loans were $183.8 million and $211.3 million at March 31, 2021 and December 31, 2020, respectively.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2021 presentation. There were no material reclassifications.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) deferred tax assets and liabilities, and (6) other-than-temporary impairment of securities. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2020.

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

The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, and charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection, underwriting standards, and lending policies; experience of lending staff; national, regional, and local economic trends and conditions; portfolio concentrations; regulatory and legal factors; competition; quality of loan review system; and value of underlying collateral. In the formula allowance for commercial and commercial real estate loans, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor. Allowance calculations for residential real estate and consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.

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

Goodwill and Intangible Assets

Recently adopted Accounting Standards Update 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Company performs its annual analysis as of June 30 each fiscal year, as well as when an event triggering impairment may have occurred. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed an assessment for each quarter end of 2020 starting with the first quarter. The assessments determined the fair value exceeded the carrying value and did not indicate impairment. Due to improving economic conditions, no assessment was deemed necessary at March 31, 2021. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results.

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

RESULTS OF OPERATIONS

Executive Overview

First quarter 2021 financial highlights include the following:

•	Earnings produced a return on average assets (annualized) of 1.49% for the first quarter of 2021, compared to 1.18% in the previous quarter and 1.37% for the same quarter in the prior year.

•	Average deposits grew 1.8% during the quarter and 24.8% over the same quarter of 2020; the cost of interest-bearing deposits decreased to 0.30% in the first quarter, compared to 0.43% in the previous quarter and 0.89% in the same quarter of the prior year.

•	Fully taxable equivalent net interest margin was 3.20% for the quarter, down from 3.22% in the fourth quarter of 2020 and from 3.52% in the same quarter of the prior year.*

•	Noninterest revenues increased $1.7 million, or 40.3%, when compared to the previous quarter, and increased $1.4 million, or 31.7%, compared to the same quarter in the prior year.

•	Noninterest expense decreased $594 thousand, or 4.1%, when compared to the previous quarter, and increased $731 thousand, or 5.5%, when compared to the same quarter in the prior year.

•	The Company had no provision for loan losses in the first quarter of 2021, compared to a provision of $585 thousand in the previous quarter, and a provision of $953 thousand in the same quarter in the prior year. Annualized net charge-offs were 0.00% for the first quarter of 2021, down from 0.01% for the corresponding quarter in the prior year and 0.05% for the fourth quarter of 2020.

•	Nonperforming assets as a percentage of total assets were 0.10% at March 31, 2021, down from 0.12% at December 31, 2020 and 0.16% at March 31, 2020.

*Refer to the Non-GAAP Financial Measures within this section for further information on this non-GAAP financial measurement.

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

Three months ended March 31, 2021 and 2020

Net interest income on a taxable equivalent basis increased $2,495,000, or 12.5%, for the first quarter of 2021 compared to the same quarter of 2020. The increase in net interest income from the same quarter in the prior year was attributable to the PPP and reduced deposit costs from a significantly lower rate environment. Average loan balances for the 2021 quarter were up $188,122,000, or 10.3%, over the 2020 quarter, primarily due to PPP lending. These loans had a net balance of $183,783,000 at March 31, 2021, earn 1% interest, and generate fee income that is being accreted over the life of the loans. The interest income from the total PPP portfolio generated $526,000 in revenues for the first quarter of 2021. Total net PPP fees recognized in net interest income during the first quarter of 2021 were $2,854,000, enhanced by the accelerated amortization of fees and costs on the forgiveness of $105,100,000 in PPP loans. Loan yields for the quarter were 24 basis points lower than the 2020 quarter.

For the first quarter of 2021, the Company's yield on interest-earning assets was 3.46%, compared to 4.21% for the first quarter of 2020. The cost of interest-bearing liabilities was 0.40% compared to 1.01%. The interest rate spread was 3.06% compared to 3.20%. The net interest margin, on a fully taxable equivalent basis, was 3.20% compared to 3.52%, a decrease of 32 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2021 and 2020. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Commercial	$464,677	$332,920	$5,790	$3,543	5.05%	4.28%
Real estate	1,548,091	1,489,319	16,390	17,663	4.23	4.74
Consumer	7,635	10,042	127	157	6.75	6.29
Total loans	2,020,403	1,832,281	22,307	21,363	4.43	4.67

Securities:
U.S. Treasury	15,303	9,049	12	36	0.31	1.59
Federal agencies and GSEs	105,337	103,311	305	576	1.16	2.23
Mortgage-backed and CMOs	258,003	197,774	973	1,144	1.51	2.31
State and municipal	58,493	40,825	315	288	2.15	2.82
Other securities	21,624	18,771	275	264	5.09	5.63
Total securities	458,760	369,730	1,880	2,308	1.64	2.50

Deposits in other banks	335,128	72,909	77	264	0.09	1.46

Total interest-earning assets	2,814,291	2,274,920	24,264	23,935	3.46	4.21

Non-earning assets	212,661	216,671

Total assets	$3,026,952	$2,491,591

Deposits:
Demand	$450,953	$331,357	40	123	0.04	0.15
Money market	683,948	515,339	276	1,188	0.16	0.93
Savings	227,404	178,896	7	53	0.01	0.12
Time	378,113	469,973	964	1,948	1.03	1.67
Total deposits	1,740,418	1,495,565	1,287	3,312	0.30	0.89

Customer repurchase agreements	43,746	41,519	11	129	0.11	1.25
Other short-term borrowings	—	3	—	—	—	1.01
Long-term borrowings	35,640	35,554	483	506	5.41	5.69
Total interest-bearing liabilities	1,819,804	1,572,641	1,781	3,947	0.40	1.01

Noninterest-bearing demand deposits	842,121	574,362
Other liabilities	22,796	21,015
Shareholders' equity	342,231	323,573
Total liabilities and shareholders' equity	$3,026,952	$2,491,591

Interest rate spread					3.06%	3.20%
Net interest margin					3.20%	3.52%

Net interest income (taxable equivalent basis)			22,483	19,988
Less: Taxable equivalent adjustment			60	69
Net interest income			$22,423	$19,919

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31,
	2021 vs. 2020
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$2,247	$677	$1,570
Real estate	(1,273)	(1,950)	677
Consumer	(30)	10	(40)
Total loans	944	(1,263)	2,207
Securities:
U.S. Treasury	(24)	(40)	16
Federal agencies and GSEs	(271)	(282)	11
Mortgage-backed and CMOs	(171)	(463)	292
State and municipal	27	(79)	106
Other securities	11	(27)	38
Total securities	(428)	(891)	463
Deposits in other banks	(187)	(431)	244
Total interest income	329	(2,585)	2,914

Interest expense
Deposits:
Demand	(83)	(117)	34
Money market	(912)	(1,210)	298
Savings	(46)	(57)	11
Time	(984)	(653)	(331)
Total deposits	(2,025)	(2,037)	12
Customer repurchase agreements	(117)	(124)	7
Long-term borrowings	(24)	(25)	1
Total interest expense	(2,166)	(2,186)	20
Net interest income (taxable equivalent basis)	$2,495	$(399)	$2,894

Noninterest Income

Three months ended March 31, 2021 and 2020

For the quarter ended March 31, 2021, noninterest income increased $1,427,000, or 31.7%, compared to the comparable 2020 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust fees	$1,206	$1,012	$194	19.2%
Service charges on deposit accounts	622	721	(99)	(13.7)
Other fees and commissions	1,139	941	198	21.0
Mortgage banking income	1,318	549	769	140.1
Securities gains, net	—	814	(814)	(100.0)
Brokerage fees	218	211	7	3.3
Income from Small Business Investment Companies	428	55	373	678.2
Income from insurance investments	788	48	740	1,541.7
Losses on premises and equipment, net	(49)	(82)	33	(40.2)
Other	252	226	26	11.5
Total noninterest income	$5,922	$4,495	$1,427	31.7

Trust fees increased $194,000 for the three months ended March 31, 2021 compared to the same period in 2020 as a result of growth in clients and growth in market value. Service charge income decreased $99,000 in the first quarter of 2021 compared to the first quarter of 2020 due to decreased consumer activity in the wake of the COVID-19 pandemic. Other fees and commissions increased $198,000 in the 2021 period compared to the 2020 period due to increased usage of debit cards. Mortgage banking income increased $769,000 in the 2021 quarter compared to the 2020 quarter, primarily due to increased volume of applications for purchases and refinancing as rates have hit historical lows. Income from Small Business Investment Companies and income from insurance investments increased $373,000 and $740,000, respectively, during three months ended March 31, 2021 compared to the same period in 2020. Income from Small Business Investment Companies are not predictable. The increase in income from insurance investments was primarily the result of an additional distribution in 2020 not received until 2021. There were no net securities gains in the 2021 quarter compared to $814,000 in the same quarter in 2020.

Noninterest Expense

Three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021, noninterest expense increased $731,000, or 5.5%, compared to the same quarter of 2020. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$7,518	$7,360	$158	2.1%
Occupancy and equipment	1,533	1,366	167	12.2
FDIC assessment	224	95	129	135.8
Bank franchise tax	438	426	12	2.8
Core deposit intangible amortization	381	427	(46)	(10.8)
Data processing	778	763	15	2.0
Software	329	356	(27)	(7.6)
Other real estate owned, net	117	(9)	126	(1,400.0)
Other	2,747	2,550	197	7.7
Total noninterest expense	$14,065	$13,334	$731	5.5

Salaries and employee benefits increased $158,000 in the 2021 quarter as compared to the 2020 quarter. Total full-time equivalent employees ("FTEs") were 340 at end of the first quarter of 2021, down from 355 at the end of the same quarter of 2020. However, salaries and employee benefits expenses were impacted by increased incentive compensation and mortgage commissions due to the uptick in mortgage banking resulting from the low rate environment. The increase in occupancy and equipment expense in the first quarter of 2021 compared to the first quarter of 2020 reflects additional depreciation from the 2020 ATM project and expenses related to the opening of a new branch. The Federal Deposit Insurance Corporation ("FDIC") assessment expense in the 2020 quarter was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $75,000. Net expense on other real estate owned was $117,000 in the three months ended March 31, 2021 compared to a net gain of $9,000 in the same period in 2020. Other expenses increased $197,000 compared to the same quarter of 2020 as a result of additional shipping, printing and data processing expenses.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2021 quarter was 47.70% compared to 54.46% for the 2020 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Efficiency Ratio
Noninterest expense	$14,065	$13,334
Add/subtract: gain/loss on sale of OREO, net of write-downs	(111)	27
Subtract: core deposit intangible amortization	(381)	(427)
	$13,573	$12,934

Net interest income	$22,423	$19,919
Tax equivalent adjustment	60	69
Noninterest income	5,922	4,495
Subtract: gain on securities	—	(814)
Add: loss on fixed assets	49	82
	$28,454	$23,751

Efficiency ratio	47.70%	54.46%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2021 and 2020 periods is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$22,307	$21,363
Interest income - investments and other	1,957	2,572
Interest expense - deposits	(1,287)	(3,312)
Interest expense - customer repurchase agreements	(11)	(129)
Interest expense - long-term borrowings	(483)	(506)
Total net interest income	$22,483	$19,988
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(34)	$(42)
Tax benefit realized on non-taxable interest income - municipal securities	(26)	(27)
GAAP measures net interest income	$22,423	$19,919

Income Taxes

The effective tax rate for the first quarter of 2021 was 20.95% compared to 15.65% for the first quarter of 2020. The decreased rate for first quarter of 2020 was a result of tax benefits recognized in 2020. As a result of the enactment of the CARES Act in the first quarter of 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown Bankshares Corporation merger completed in April 2019. An income tax benefit was realized for the difference between the current corporate income tax rate of 21% and the higher federal corporate tax rate of 35% prior to 2018.

The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three months ended March 31, 2021 and 2020, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended March 31, 2021	$952	$22	$(26)	$948
For the three months ended March 31, 2020	905	73	(21)	957
For the remaining nine months of 2021 (estimated)	1,320	56	(77)	1,299
For the years ending (estimated):
2022	1,255	50	(102)	1,203
2023	761	30	(102)	689
2024	513	5	(102)	416
2025	402	2	(102)	302
2026	286	1	(102)	185
Thereafter (estimated)	1,174	2	(640)	536

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

The available for sale securities portfolio was $482,143,000 at March 31, 2021, compared to $466,091,000 at December 31, 2020, an increase of $16,052,000, or 3.4%. At March 31, 2021, the available for sale portfolio had an amortized cost of $477,926,000, resulting in a net unrealized gain of $4,217,000. At December 31, 2020, the available for sale portfolio had an amortized cost of $455,992,000, resulting in a net unrealized gain of $10,099,000.

During the three months ended March 31, 2021, the Company did not sell any securities. This compares to the three months ended March 31, 2020, when the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000.

The Company is cognizant of the continuing historically low and steady rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2021, the commercial real estate portfolio included concentrations of $74,760,000, $43,720,000 and $195,656,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 15.9% of total loans, excluding loans in process.

Total loans were $1,978,640,000 at March 31, 2021, compared to $2,015,056,000 at December 31, 2020, a decrease of $36,416,000, or 1.8%. At March 31, 2021, net PPP loans, which are in the commercial loan category, totaled $183,783,000, compared to $211,275,000 at  December 31, 2020.

Average loans were $2,020,403,000 for the first quarter of 2021, compared to $1,832,281,000 for the first quarter of 2020, an increase of $188,122,000, or 10.3%, primarily related to PPP lending.

Loans held for sale totaled $17,929,000 at March 31, 2021 and $15,591,000 at December 31, 2020. Secondary loan production volume was $41,186,000 for the three month period ended March 31, 2021 and $25,745,000 for the same period of 2020. These loans were approximately 30% purchase and 70% refinancing for the quarter ended  March 31, 2021, compared to 40% purchase and 60% refinancing for the year ended December 31, 2020.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Commercial	$447,109	$491,256
Commercial real estate:
Construction and land development	159,801	140,071
Commercial real estate - owner occupied	364,549	373,680
Commercial real estate - non-owner occupied	628,742	627,569
Residential real estate:
Residential	266,595	269,137
Home equity	100,643	104,881
Consumer	11,201	8,462
Total loans, net of deferred fees and costs	$1,978,640	$2,015,056

Provision for Loan Losses

There was no provision expense for the first quarter of 2021, compared to $585,000 for the previous quarter and $953,000 for the same period in the previous year. The first quarter of 2021 warranted a significantly lower provision than fourth quarter based on loan activity, an improving economy, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics. However, the economy continues to recover from the effects of the pandemic, and risk levels in general remain elevated, particularly in certain industry segments. Net recoveries for the three months ended March 31, 2021 were $13,000 compared to net charge-offs of $40,000 for the same 2020 period.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At March 31, 2021, the ALLL was $21,416,000, compared to $21,403,000 at December 31, 2020. The ALLL as a percentage of total loans at such dates was 1.08% and 1.06%, respectively. Management will continue to evaluate the adequacy of the Company's ALLL as more economic data becomes available and as changes within the Company's portfolio are known. The effects of the pandemic may require adjustments in the ALLL in future periods.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.17% at March 31, 2021, compared to 1.16% at December 31, 2020. On a dollar basis, the reserve was $20,551,000 at March 31, 2021, compared to $20,534,000 at December 31, 2020. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 1.00% at March 31, 2021, compared to 1.06% at December 31, 2020. On a dollar basis, the reserve was $27,000 at March 31, 2021, compared to $30,000 at December 31, 2020. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $109,000 over December 31, 2020.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $838,000 at March 31, 2021 compared to $839,000 at December 31, 2020. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$21,403	$13,152

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	3	17
Commercial real estate - non-owner occupied	—	165
Residential real estate	—	90
Home equity	—	27
Total real estate	3	299
Commercial and industrial	—	505
Consumer	19	202
Total charge-offs	22	1,006

Recoveries:
Construction and land development	—	2
Commercial real estate - owner occupied	2	12
Commercial real estate - non-owner occupied	—	50
Residential real estate	2	63
Home equity	3	22
Total real estate	7	149
Commercial and industrial	9	65
Consumer	19	127
Total recoveries	35	341

Net charge-offs (recoveries)	(13)	665
Provision for loan losses	—	8,916
Balance at end of period	$21,416	$21,403

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month-period and year indicated below.

Asset Quality Ratios
	March 31, 2021	December 31, 2020
Allowance to loans (1)	1.08%	1.06%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	1.17	1.16
Net charge-offs to allowance (3)	(0.24)	3.11
Net charge-offs to average loans (3)	—	0.03
Nonperforming assets to total assets	0.10	0.12
Nonperforming loans to loans	0.13	0.13
Provision to net charge-offs (3)	—	1,340.75
Provision to average loans (3)	—	0.44
Allowance to nonperforming loans	861.81	793.88

__________________________

(1) - Excluding PPP loans, 1.19% at both March 31, 2021 and December 31, 2020

(2) - Excluding PPP loans, 1.31% at March 31, 2021 and 1.32% at December 31, 2020

(3) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.13% at March 31, 2021 and December 31, 2020.

Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.10% and 0.12% of total assets at March 31, 2021 and December 31, 2020, respectively. The Company continues to monitor the impact to its borrowers caused by COVID-19.

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

The following table presents the Company's nonperforming assets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Nonperforming Assets
	March 31, 2021	December 31, 2020
Nonaccrual loans:
Real estate	$2,248	$2,328
Commercial	68	100
Consumer	7	6
Total nonaccrual loans	2,323	2,434

Loans past due 90 days and accruing interest:
Real estate	162	262

Total nonperforming loans	2,485	2,696

Other real estate owned	443	958

Total nonperforming assets	$2,928	$3,654

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Impaired Loans
	March 31, 2021	December 31, 2020
Accruing	$737	$758
Nonaccruing	2,006	2,094
Total impaired loans	$2,743	$2,852

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,998,000 in TDRs at March 31, 2021 compared to $1,976,000 at December 31, 2020. These loans are included in the impaired loan table above.

During the first quarter of 2021, the Bank continued to assist borrowers through the DAP. On  March 31, 2021, the balance of loans remaining in this program was $19.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At March 31, 2021, $16.4 million of the $19.3 million was the result of second and third interest deferrals. The majority of the remaining modifications involved six-month deferments of interest.

Other Real Estate Owned

Other real estate owned was $443,000 and $958,000 as of March 31, 2021 and December 31, 2020, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Other Real Estate Owned

	March 31, 2021	December 31, 2020
Construction and land development	$213	$443
Commercial real estate - owner occupied	230	230
Residential real estate	—	237
Home equity	—	48
Total other real estate owned	$443	$958

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,632,534,000 at March 31, 2021 compared to $2,611,330,000 at December 31, 2020, an increase of $21,204,000, or 0.8%. The growth during the first quarter of 2021 is a result of continued higher than average cash balances being maintained by customers as elevated savings rates and liquidity patterns continue. This pattern has been prevalent since the second quarter of 2020 and is consistent with trends with other commercial banks.

Average interest-bearing deposits were $1,740,418,000 for the first quarter of 2021, compared to $1,495,565,000 for the first quarter of 2020, an increase of $244,853,000, or 16.4%. Average noninterest-bearing deposits for the 2021 quarter were $842,121,000, compared to $574,362,000 for the 2020 quarter, an increase of $267,759,000, or 46.6%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the first quarter of 2021 was 0.30%, down from 0.89% for the first quarter of 2020.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $341,793,000 at March 31, 2021 compared to $337,894,000 at December 31, 2020, an increase of $3,899,000, or 1.2%.

The Company paid cash dividends of $0.27 per share during the first three months of 2021 while the aggregate basic and diluted earnings per share for the same period was $1.03.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the Community Bank Leverage Ratio ("CBLR") framework. Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. On April 6, 2020, the federal bank regulatory agencies announced the issuance of two interim final rules that make changes to the CBLR framework and implement Section 4012 of the CARES Act. The first lowered the required leverage ratio to 8% for the remainder of 2020 while the second provides a transition back to the 9% requirement. This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by COVID-19. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do not currently expect to opt into the CBLR framework.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2021 and December 31, 2020. Management believes, as of March 31, 2021, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2021		Percentage At December 31, 2020
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.74%	13.30%	12.36%	12.86%
Tier 1 capital ratio	14.16	13.30	13.78	12.86
Total capital ratio	15.56	14.40	15.18	13.97

Leverage Capital Ratio:

Tier 1 leverage ratio	9.56	8.97	9.48	8.85

Stock Repurchase Program

On January 12, 2021, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021.

During the three month period ended March 31, 2021, the Company repurchased 54,023 shares at an average cost of $29.51 per share, for a total cost of $1,594,000. In the three month period ended March 31, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $245,000,000 outstanding in letters of credit at March 31, 2021 and December 31, 2020. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of March 31, 2021 and December 31, 2020, were $550,000 and $4,342,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity. Average deposits grew 24.8% in the first quarter of 2021 compared to the same quarter of 2020, partially due to customer deposits of loan proceeds from participation in the PPP. Customers have continued to maintain higher cash balances through the first quarter of 2021 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2020. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet, to support its programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at March 31, 2021 and at December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit	$508,610	$503,272
Standby letters of credit	14,606	17,355
Mortgage loan rate-lock commitments	24,722	26,883

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2021 is asset sensitive. Management expects that the general direction of short-term market interest rates will be stable, but longer-term rates are likely to increase during the remainder of 2021.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2021 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	March 31, 2021
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$21,991	25.8%
Up 3.00%	16,447	19.3
Up 2.00%	10,857	12.8
Up 1.00%	5,301	6.2
Flat	—	—
Down 0.25%	(921)	(1.1)
Down 1.00% (1)	(2,640)	(3.1)

__________________________

(1) This scenario is deemed highly improbable at this time due to the current zero interest rate environment.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2021 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	March 31, 2021
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$543,262	$251,779	86.4%
Up 3.00%	496,195	204,712	70.2
Up 2.00%	442,110	150,627	51.7
Up 1.00%	376,735	85,252	29.2
Flat	291,483	—	—
Down 0.25%	266,052	(25,431)	(8.7)
Down 1.00% (1)	178,872	(112,611)	(38.6)

__________________________

(1) This scenario is deemed highly improbable at this time due to the current zero interest rate environment.

Due to the historically low interest rate environment, no measurement was considered necessary for a further decline in interest rates. Due to the significant drop in short-term interest rates as a result of the economic impact of the COVID-19 pandemic, the valuation of the deposit portfolio decreased significantly in addition to the earning asset portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021.

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

Shares of the Company's common stock were repurchased during the three months ended March 31, 2021 as detailed below. Under the share repurchase program, the Company has the remaining authority to repurchase up to 295,977 shares of the Company's common stock as of March 31, 2021.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 31, 2021	11,280	$28.41	11,280	338,720
February 28, 2021	35,446	29.19	35,446	303,274
March 31, 2021	7,297	32.73	7,297	295,977
Total	54,023	$29.51	54,023

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 7, 2021		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - May 7, 2021		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 7, 2021		(principal accounting officer)