Form 10-Q
period 2021-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2021-08-06
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At July 30, 2021, the Company had 10,875,722 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2021	(Audited) December 31, 2020
Assets
Cash and due from banks	$38,237	$30,767
Interest-bearing deposits in other banks	502,300	343,603
Securities available for sale, at fair value	555,444	466,091
Restricted stock, at cost	8,035	8,715
Loans held for sale	13,807	15,591
Loans, net of deferred fees and costs	1,914,371	2,015,056
Less allowance for loan losses	(20,097)	(21,403)
Net loans	1,894,274	1,993,653
Premises and equipment, net	37,478	39,723
Other real estate owned, net of valuation allowance	213	958
Goodwill	85,048	85,048
Core deposit intangibles, net	5,339	6,091
Bank owned life insurance	28,791	28,482
Other assets	32,618	31,288
Total assets	$3,201,584	$3,050,010

Liabilities
Noninterest-bearing deposits	$959,574	$830,094
Interest-bearing deposits	1,810,176	1,781,236
Total deposits	2,769,750	2,611,330
Customer repurchase agreements	35,440	42,551
Long-term borrowings	28,181	35,630
Other liabilities	20,580	22,605
Total liabilities	2,853,951	2,712,116

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,875,756 shares outstanding at June 30, 2021 and 10,982,367 shares outstanding at December 31, 2020	10,811	10,926
Capital in excess of par value	150,947	154,850
Retained earnings	185,843	169,681
Accumulated other comprehensive income, net	32	2,437
Total shareholders' equity	347,633	337,894
Total liabilities and shareholders' equity	$3,201,584	$3,050,010

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$21,087	$21,379	$43,360	$42,700
Interest and dividends on securities:
Taxable	1,769	1,646	3,401	3,683
Tax-exempt	96	111	199	223
Dividends	117	128	236	260
Other interest income	98	33	175	297
Total interest and dividend income	23,167	23,297	47,371	47,163
Interest Expense:
Interest on deposits	922	2,478	2,209	5,790
Interest on short-term borrowings	5	66	16	195
Interest on long-term borrowings	469	493	952	999
Total interest expense	1,396	3,037	3,177	6,984
Net Interest Income	21,771	20,260	44,194	40,179
(Recovery of) Provision for loan losses	(1,352)	4,759	(1,352)	5,712
Net Interest Income After (Recovery of) Provision for Loan Losses	23,123	15,501	45,546	34,467
Noninterest Income:
Trust fees	1,240	953	2,446	1,965
Service charges on deposit accounts	630	541	1,252	1,262
Other fees and commissions	1,358	951	2,497	1,892
Mortgage banking income	1,142	893	2,460	1,442
Securities gains, net	—	—	—	814
Brokerage fees	250	172	468	383
Income (loss) from Small Business Investment Companies	591	(119)	1,019	(64)
Income from insurance investments	141	223	929	271
Losses on premises and equipment, net	(432)	—	(481)	(82)
Other	222	221	474	447
Total noninterest income	5,142	3,835	11,064	8,330
Noninterest Expense:
Salaries and employee benefits	8,178	6,191	15,696	13,551
Occupancy and equipment	1,502	1,327	3,035	2,693
FDIC assessment	226	176	450	271
Bank franchise tax	443	425	881	851
Core deposit intangible amortization	371	417	752	844
Data processing	698	785	1,476	1,548
Software	338	403	667	759
Other real estate owned, net	10	15	127	6
Other	2,871	2,693	5,618	5,243
Total noninterest expense	14,637	12,432	28,702	25,766
Income Before Income Taxes	13,628	6,904	27,908	17,031
Income Taxes	2,862	1,422	5,853	3,007
Net Income	$10,766	$5,482	$22,055	$14,024
Net Income Per Common Share:
Basic	$0.99	$0.50	$2.02	$1.28
Diluted	$0.99	$0.50	$2.01	$1.28
Weighted Average Common Shares Outstanding:
Basic	10,919,333	10,959,545	10,945,256	10,992,365
Diluted	10,923,156	10,963,248	10,949,523	10,997,279

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$10,766	$5,482

Other comprehensive income:

Unrealized gains on securities available for sale	1,416	1,659
Tax effect	(295)	(358)

Unrealized losses on cash flow hedges	(408)	(129)
Tax effect	86	28

Other comprehensive income	799	1,200

Comprehensive income	$11,565	$6,682

	Six Months Ended June 30,
	2021	2020
Net income	$22,055	$14,024

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(4,466)	7,848
Tax effect	976	(1,694)

Reclassification adjustment for gains on sales or calls of securities available for sale	—	(814)
Tax effect	—	176

Unrealized gains (losses) on cash flow hedges	1,373	(2,958)
Tax effect	(288)	639

Other comprehensive income (loss)	(2,405)	3,197

Comprehensive income	$19,650	$17,221

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended June 30, 2021 and 2020
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, March 31, 2020	$10,898	$153,817	$157,064	$1,514	$323,293

Net income	—	—	5,482	—	5,482

Other comprehensive income	—	—	—	1,200	1,200

Stock options exercised (50 shares)	—	1	—	—	1

Vesting of restricted stock (5,296 shares)	6	(6)	—	—	—

Equity based compensation (6,768 shares)	7	410	—	—	417

Cash dividends paid, $0.27 per share	—	—	(2,960)	—	(2,960)

Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

Balance, March 31, 2021	$10,894	$153,651	$178,015	$(767)	$341,793

Net income	—	—	10,766	—	10,766

Other comprehensive income	—	—	—	799	799

Stock repurchased (93,212 shares)	(93)	(3,144)	—	—	(3,237)

Stock options exercised (5,180 shares)	5	81	—	—	86

Equity based compensation (5,617 shares)	5	359	—	—	364

Cash dividends paid, $0.27 per share	—	—	(2,938)	—	(2,938)

Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2021 and 2020
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	14,024	—	14,024

Other comprehensive income	—	—	—	3,197	3,197

Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,793 shares)	2	28	—	—	30

Vesting of restricted stock (17,541 shares)	18	(18)	—	—	—

Equity based compensation (31,513 shares)	13	808	—	—	821

Cash dividends paid, $0.54 per share	—	—	(5,916)	—	(5,916)

Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	22,055	—	22,055

Other comprehensive (loss)	—	—	—	(2,405)	(2,405)

Stock repurchased (147,235 shares)	(147)	(4,684)	—	—	(4,831)

Stock options exercised (5,180 shares)	5	81	—	—	86

Vesting of restricted stock (15,315 shares)	15	(15)	—	—	—

Equity based compensation (35,444 shares)	12	715	—	—	727

Cash dividends paid, $0.54 per share	—	—	(5,893)	—	(5,893)

Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$22,055	$14,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(1,352)	5,712
Depreciation	1,141	1,045
Net accretion of acquisition accounting adjustments	(1,823)	(1,759)
Core deposit intangible amortization	752	844
Net amortization of securities	818	520
Net gain on sale or call of securities available for sale	—	(814)
Gain on sale of loans held for sale	(2,460)	(1,442)
Proceeds from sales of loans held for sale	84,452	67,529
Originations of loans held for sale	(80,208)	(66,905)
Net loss (gain) on other real estate owned	111	(27)
Net loss on sale or disposal of premises and equipment	481	82
Equity based compensation expense	727	821
Earnings on bank owned life insurance	(309)	(305)
Deferred income tax expense	306	242
Net change in other assets	450	(5,430)
Net change in other liabilities	(734)	(1,508)
Net cash provided by operating activities	24,407	12,629

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	5,811
Proceeds from maturities, calls and paydowns of securities available for sale	102,591	143,590
Purchases of securities available for sale	(197,229)	(85,401)
Net change in restricted stock	680	(64)
Net decrease (increase) in loans	102,562	(269,619)
Proceeds from sale of premises and equipment	9	—
Purchases of premises and equipment	(700)	(1,370)
Proceeds from sales of other real estate owned	634	144
Net cash provided by (used in) investing activities	8,547	(206,909)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	129,480	246,073
Net change in interest-bearing deposits	28,982	125,276
Net change in customer repurchase agreements	(7,111)	5,821
Net change in subordinated debt	(7,500)	—
Common stock dividends paid	(5,893)	(5,916)
Repurchase of common stock	(4,831)	(4,981)
Proceeds from exercise of stock options	86	30
Net cash provided by financing activities	133,213	366,303
Net Increase in Cash and Cash Equivalents	166,167	172,023
Cash and Cash Equivalents at Beginning of Period	374,370	79,582
Cash and Cash Equivalents at End of Period	$540,537	$251,605

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

COVID-19 spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. On March 13, 2020, the United States President declared a national emergency in the face of a growing public health and economic crisis due to the COVID-19 global pandemic. The government and private sector responses to contain its spread began to significantly affect the Company's operations beginning in March 2020 and will likely continue to adversely affect its operations through 2021, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect future earnings, cash flows and overall financial condition of the Company. These uncertainties include the nature and duration of the financial effects felt by its customers impacting their ability to perform in accordance with their underlying loan agreements, the Company's ability to generate demand for non-loan related products and services, as well as potential declines in real estate values resulting from the market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those pervasive to the industry and overall U.S. economy, may necessitate an overall valuation of the Company's franchise in such a way an impairment charge to the carrying value of goodwill would be required. Accordingly, significant estimates used in the preparation of the Company's financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. We have seen significant improvement in the severity of the pandemic, however, as it continues to affect economies around the world and in the United States, it could impact estimates in future periods.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior period balances have been reclassified to conform to the current period presentation.

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

The Company has utilized a Disaster Assistance Program for borrowers in accordance with Section 4013 of the CARES Act throughout the pandemic. The Company assisted borrowers with modifications to outstanding loan balances of $347.0 million in the aggregate since the beginning of the pandemic in March 2020. At June 30, 2021, interest only modification balances outstanding totaled $2.3 million compared to $19.3 million at March 31, 2021, representing less than 1.0% of total loans held for investment for both periods. Of the $2.3 million outstanding, modifications for $1.7 million are scheduled to expire in the third quarter of 2021.

The Company continued to participate in the PPP under the CARES Act in the second quarter of 2021, until the program expired. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance.  The SBA paid the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven. The Company processed a total of $364.2 million in PPP loans since the beginning of the program with $80.0 million forgiven in the second quarter of 2021 compared to $105.1 million in the first quarter of 2021. Total outstanding net PPP loans were $104.1 million and $211.3 million at June 30, 2021 and December 31, 2020, respectively.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company is refining the data in the model that will be used upon future adoption of the standard and expects to run concurrent models in the fourth quarter of 2021 and each quarter of 2022 until adoption. The implementation of this ASU will likely result in an adjustment to the Company's reserves when implemented.

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

In  March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this ASU provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at June 30, 2021 were as follows (dollars in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$54,749	$252	$2	$54,999
Federal agencies and GSEs	88,205	1,478	426	89,257
Mortgage-backed and CMOs	323,416	4,412	1,623	326,205
State and municipal	63,241	1,573	223	64,591
Corporate	20,200	214	22	20,392
Total securities available for sale	$549,811	$7,929	$2,296	$555,444

The amortized cost and fair value of investments in securities available for sale at December 31, 2020 were as follows (dollars in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$34,997	$1	$—	$34,998
Federal agencies and GSEs	104,092	1,976	45	106,023
Mortgage-backed and CMOs	246,770	6,117	105	252,782
State and municipal	57,122	1,979	2	59,099
Corporate	13,011	188	10	13,189
Total securities available for sale	$455,992	$10,261	$162	$466,091

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2021 and  December 31, 2020 was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
FRB stock	$6,479	$6,458
FHLB stock	1,556	2,257
Total restricted stock	$8,035	$8,715

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at June 30, 2021, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$14,927	$2	$14,927	$2	$—	$—
Federal agencies and GSEs	52,168	426	51,029	411	1,139	15
Mortgage-backed and CMOs	144,859	1,623	140,663	1,618	4,196	5
State and municipal	14,892	223	14,892	223	—	—
Corporate	5,979	22	5,979	22	—	—
Total	$232,825	$2,296	$227,490	$2,276	$5,335	$20

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

U.S. Treasury securities: The unrealized losses on the Company's investment in two U.S. Treasury securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 23 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Ten of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Mortgage-backed securities: The unrealized losses on the Company's investment in 14 GSE mortgage-backed securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Collateralized Mortgage Obligations: The unrealized losses associated with 12 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

State and municipal securities: The unrealized losses on 22 state and municipal securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Corporate securities: The unrealized loss on one corporate security was caused by normal market fluctuations and not credit deterioration. This security is not rated, but the Company conducted a thorough internal credit review prior to purchase in May 2021, which determined the investment risk to be acceptable due to the issuer's experienced management team, strong asset quality, and ample levels of capital and liquidity. The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at  June 30, 2021.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2021, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of June 30, 2021 and December 31, 2020, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on, and the proceeds from the sale of, securities available for sale during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Realized gains:
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized gains	$—	$—
Proceeds from sales of securities	$—	$—

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Realized gains:
Gross realized gains	$—	$814
Gross realized losses	—	—
Net realized gains	$—	$814
Proceeds from sales of securities	$—	$5,811

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at June 30, 2021 and  December 31, 2020, were comprised of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Commercial	$372,759	$491,256
Commercial real estate:
Construction and land development	133,592	140,071
Commercial real estate - owner occupied	384,095	373,680
Commercial real estate - non-owner occupied	650,862	627,569
Residential real estate:
Residential	264,680	269,137
Home equity	100,835	104,881
Consumer	7,548	8,462
Total loans, net of deferred fees and costs	$1,914,371	$2,015,056

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at June 30, 2021 and  December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal balance	$198,788	$251,730
Carrying amount	189,794	241,008

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal balance	$31,868	$37,417
Carrying amount	25,199	30,201

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the six months ended June 30, 2021 and the year ended December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Balance at January 1	$6,513	$7,893
Accretion	(1,459)	(3,553)
Reclassification from nonaccretable difference	714	2,233
Other changes, net (1)	298	(60)
	$6,066	$6,513

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$56	$56	$372,703	$372,759
Commercial real estate:
Construction and land development	—	—	—	3	3	133,589	133,592
Commercial real estate - owner occupied	54	—	—	33	87	384,008	384,095
Commercial real estate - non-owner occupied	—	—	—	958	958	649,904	650,862
Residential:
Residential	155	—	125	940	1,220	263,460	264,680
Home equity	64	—	—	66	130	100,705	100,835
Consumer	16	1	—	1	18	7,530	7,548
Total	$289	$1	$125	$2,057	$2,472	$1,911,899	$1,914,371

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$153	$9	$—	$100	$262	$490,994	$491,256
Commercial real estate:
Construction and land development	168	—	—	5	173	139,898	140,071
Commercial real estate - owner occupied	62	—	209	304	575	373,105	373,680
Commercial real estate - non-owner occupied	—	—	—	1,158	1,158	626,411	627,569
Residential:
Residential	711	211	53	792	1,767	267,370	269,137
Home equity	—	—	—	69	69	104,812	104,881
Consumer	49	14	—	6	69	8,393	8,462
Total	$1,143	$234	$262	$2,434	$4,073	$2,010,983	$2,015,056

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2021 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$6	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	20	17	—	112	1
Commercial real estate - non-owner occupied	1,067	1,067	—	1,107	20
Residential:
Residential	1,396	1,399	—	1,307	23
Home equity	5	5	—	5	—
Consumer	—	—	—	—	—
	$2,488	$2,488	$—	$2,537	$44
With a related allowance recorded:
Commercial	$19	$12	$12	$32	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	41	—
Residential
Residential	17	17	1	96	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$36	$29	$13	$169	$3
Total:
Commercial	$19	$12	$12	$38	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	20	17	—	112	1
Commercial real estate - non-owner occupied	1,067	1,067	—	1,148	20
Residential:
Residential	1,413	1,416	1	1,403	25
Home equity	5	5	—	5	—
Consumer	—	—	—	—	—
	$2,524	$2,517	$13	$2,706	$47

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

During the three and six months ended June 30, 2021 there were no loans modified as TDRs.  During the three months ended June 30, 2020, there were three loans modified as TDRs.  One was a home equity loan, and two were commercial real estate loans, all included in the impaired loan balances. The home equity loan was an extension of maturity with a pre- and post-modification outstanding recorded investment of $6,000.  The two commercial real estate loans were payment deferrals with an aggregate pre- and post-modification outstanding recorded investment of $1,158,000. In addition, in the six months ended June 30, 2020 there was one residential real estate loan modified as a TDR during the first quarter.  This TDR was included in the impaired loan balances and was a payment deferral with a pre- and post- modification outstanding recorded investment of $82,000.

During the six months ended June 30, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259,000 at restructure and one commercial loan with a recorded investment of $106,000 at restructure that subsequently defaulted within 12 months of modification. During the six months ended June 30, 2020, the Company had one commercial real estate loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

The Bank has continued to assist customers through the DAP program into the second quarter of 2021. On  June 30, 2021, the balance of loans remaining in this program was $2.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At June 30, 2021, of the interest only modifications balances of $2.3 million outstanding, $1.7 million are scheduled to expire in the third quarter.

The Company continued to participate in the PPP under the CARES Act in the second quarter of 2021, until the program expired. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance.  The SBA paid the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven. The Company processed a total of $364.2 million in PPP loans since the beginning of the program with $80.0 million forgiven in the second quarter of 2021 compared to $105.1 million in the first quarter of 2021.Total outstanding net PPP loans were $104.1 million and $211.3 million at  June 30, 2021 and December 31, 2020, respectively.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2021, the commercial real estate portfolio included concentrations of $73,978,000, $42,441,000 and $193,992,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 3.7%, 2.2%, and 10.2% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had no residential loans in process of foreclosure at June 30, 2021 and $387,000 residential loans in process of foreclosure at  December 31, 2020, respectively. The Company had no residential other real estate owned ("OREO") at June 30, 2021 in process of foreclosure and had $285,000 in residential OREO in process of foreclosure at December 31, 2020.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of June 30, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$362,981	$129,300	$362,848	$635,173	$259,130	$100,472
Special Mention	9,147	2,869	12,745	7,982	2,510	—
Substandard	631	1,423	8,502	7,707	3,040	363
Doubtful	—	—	—	—	—	—
Total	$372,759	$133,592	$384,095	$650,862	$264,680	$100,835

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,541
Nonperforming	7
Total	$7,548

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$479,416	$131,770	$350,376	$612,688	$262,677	$104,608
Special Mention	10,956	2,505	14,621	9,196	3,665	—
Substandard	865	5,796	8,474	5,563	2,795	273
Doubtful	19	—	209	122	—	—
Total	$491,256	$140,071	$373,680	$627,569	$269,137	$104,881

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$8,456
Nonperforming	6
Total	$8,462

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020
Allowance for Loan Losses
Balance, beginning of period	$21,403	$13,152	$13,152
Provision for (recovery of) loan losses	(1,352)	8,916	5,712
Charge-offs	(51)	(1,006)	(549)
Recoveries	97	341	192
Balance, end of period	$20,097	$21,403	$18,507

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$304	$329	$329
Provision for (recovery of) unfunded commitments	1	(25)	12
Balance, end of period	$305	$304	$341

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Provision for (recovery of) loan losses	(457)	(355)	27	(241)	(306)	(20)	(1,352)
Charge-offs	—	—	(3)	—	(17)	(31)	(51)
Recoveries	19	—	4	3	32	39	97
Balance at June 30, 2021	$2,935	$1,572	$4,368	$7,388	$3,776	$58	$20,097

Balance at June 30, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$12	$—	$—	$—	$1	$—	$13
Collectively evaluated for impairment	2,902	1,572	4,166	6,953	3,650	58	19,301
Purchased credit impaired loans	21	—	202	435	125	—	783
Total	$2,935	$1,572	$4,368	$7,388	$3,776	$58	$20,097

Loans
Individually evaluated for impairment	$19	$—	$20	$1,067	$1,418	$—	$2,524
Collectively evaluated for impairment	372,578	133,350	374,128	640,737	358,320	7,535	1,886,648
Purchased credit impaired loans	162	242	9,947	9,058	5,777	13	25,199
Total	$372,759	$133,592	$384,095	$650,862	$365,515	$7,548	$1,914,371

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

There was a negative provision expense for the second quarter of 2021 of $1.4 million, compared to $4.8 million for the same quarter in the previous year. The second quarter of 2021 negative provision was primarily driven by significant improvement in both national and local economic conditions, particularly declining levels of unemployment rates and jobless claims, substantial growth in retail sales, and a strong rebound in both current and projected gross domestic product ("GDP") growth. Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the negative provision. The provision for loan losses for the 2020 quarter reflected an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic. Sharp declines in employment, GDP, housing and auto sales, housing starts and business activity in general indicated a higher risk of probable losses in the Bank's portfolio.

Note 5 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Recently adopted ASU 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Company performs its annual analysis as of June 30 each fiscal year, as well as when an event triggering impairment may have occurred. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed an internal assessment for the quarters ended March 30, June 30 and September 30, 2020. An independent assessment of impairment was performed at December 31, 2020. The assessments determined the fair value exceeded the carrying value and did not indicate impairment. The Company performed a qualitive assessment of Goodwill as of June 30, 2021 and determined the fair value exceeded the carrying value.

Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and were amortized on an accelerated basis over 108 months ending June 2020. Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10,039,000 in the aggregate and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2021, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$85,048	$6,091
Amortization	—	(752)
Balance at June 30, 2021	$85,048	$5,339

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	June 30, 2021	December 31, 2020
Lease liabilities	$4,496	$4,940
Right-of-use assets	$4,412	$4,878
Weighted average remaining lease term (years)	7.08	7.33
Weighted average discount rate	3.05%	3.03%

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Lease cost
Operating lease cost	$268	$249
Short-term lease cost	1	1
Total lease cost	$269	$250

Cash paid for amounts included in the measurement of lease liabilities	$264	$243

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease cost
Operating lease cost	$537	$499
Short-term lease cost	2	2
Total lease cost	$539	$501

Cash paid for amounts included in the measurement of lease liabilities	$516	$485

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2021
Six months ending December 31, 2021	$533
Twelve months ending December 31, 2022	1,044
Twelve months ending December 31, 2023	945
Twelve months ending December 31, 2024	515
Twelve months ending December 31, 2025	473
Twelve months ending December 31, 2026	260
Thereafter	1,289
Total undiscounted cash flows	5,059
Discount	(563)
Lease liabilities	$4,496

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Customer repurchase agreements	$35,440	$42,551

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  June 30, 2021, $921,061,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of June 30, 2021 or December 31, 2020.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2021, the Bank's public deposits totaled $338,167,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2021, the Company had $275,000,000 in letters of credit with the FHLB outstanding, as well as $113,882,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

Subordinated Debt

On April 1, 2019, in connection with the HomeTown merger, the Company assumed had $7,500,000 in aggregate principal amount of fixed-to-floating rate subordinated notes issued to various institutional accredited investors. A fair value adjustment of $30,000 was recorded on the subordinated debt as a result of the acquisition of HomeTown on April 1, 2019, and was amortized into interest expense through December 30, 2020. The notes had a maturity date of December 30, 2025 and had an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes had a floating interest rate based on LIBOR. Interest was paid semi-annually, in arrears, on June 30 and December 30 of each year during the fixed interest rate period. Interest was paid quarterly, in arrears, on March 30, June 30, September 30 and December 30 throughout the floating interest rate period or earlier redemption date. The interest rate at  June 30, 2021 was 5.30%.  This debt was paid in full and the notes were redeemed on June 30, 2021.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  June 30, 2021 and December 31, 2020 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,517	4,489

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,045	3,022

				$28,181	$28,130

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $638,000 and $564,000 at June 30, 2021 and $666,000 and $587,000 at  December 31, 2020, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$3,495	$4,050

	December 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$4,868	$5,750

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

A summary of stock option transactions for the six months ended June 30, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	10,541	$16.63
Granted	—	—
Exercised	(5,180)	16.63
Forfeited	(332)	16.63
Expired	—	—
Outstanding and exercisable at June 30, 2021	5,029	$16.63	3.47	$72,719

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. As of June 30, 2021, there were no nonvested stock option grants and no unrecognized compensation expense. The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2021 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2020	58,539	$34.81
Granted	24,550	28.24
Vested	(16,144)	38.74
Forfeited	(1,020)	28.84
Nonvested at June 30, 2021	65,925	$31.50

As of June 30, 2021 and December 31, 2020, there was $1,130,000 and $797,000 respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.70 years. The share based compensation expense for nonvested restricted stock was $343,000 and $409,000 during the first six months of 2021 and 2020, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2021, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250,000 with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 11,914 and 13,704 shares and recognized share based compensation expense of $384,000 and $412,000 during the first six months of 2021 and 2020, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,919,333	$0.99	10,959,545	$0.50
Effect of dilutive securities - stock options	3,823	—	3,703	—
Diluted earnings per share	10,923,156	$0.99	10,963,248	$0.50

	Six Months Ended June 30,
	2021		2020
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,945,256	$2.02	10,992,365	$1.28
Effect of dilutive securities - stock options	4,267	(0.01)	4,914	—
Diluted earnings per share	10,949,523	$2.01	10,997,279	$1.28

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or six months ended June 30, 2021 and 2020.

Note 12 – Employee Benefit Plans

The following information for the six months ended June 30, 2021 and 2020 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009. If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,
	2021	2020
Service cost	$—	$—
Interest cost	45	76
Expected return on plan assets	(115)	(142)
Recognized loss due to settlement	46	60
Recognized net actuarial loss	88	70
Net periodic cost	$64	$64

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2021 or December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2021 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$54,999	$—	$54,999	$—
Federal agencies and GSEs	89,257	—	89,257	—
Mortgage-backed and CMOs	326,205	—	326,205	—
State and municipal	64,591	—	64,591	—
Corporate	20,392	—	20,392	—
Total securities available for sale	$555,444	$—	$555,444	$—
Loans held for sale	$13,807	$—	$13,807	$—
Liabilities:
Derivative - cash flow hedges	$3,495	$—	$3,495	$—

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$34,998	$—	$34,998	$—
Federal agencies and GSEs	106,023	—	106,023	—
Mortgage-backed and CMOs	252,782	—	252,782	—
State and municipal	59,099	—	59,099	—
Corporate	13,189	—	13,189	—
Total securities available for sale	$466,091	$—	$466,091	$—
Loans held for sale	$15,591	$—	$15,591	$—
Liabilities:
Derivative - cash flow hedges	$4,868	$—	$4,868	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2021 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$23	$—	$—	$23
Other real estate owned, net	213	—	—	213

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$268	$—	$—	$268
Other real estate owned, net	958	—	—	958

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2021 and December 31, 2020:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4.13% - 7.20%; 5.21%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2021 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$540,537	$540,537	$—	$—	$540,537
Securities available for sale	555,444	—	555,444	—	555,444
Restricted stock	8,035	—	8,035	—	8,035
Loans held for sale	13,807	—	13,807	—	13,807
Loans, net of allowance	1,894,274	—	—	1,889,222	1,889,222
Bank owned life insurance	28,791	—	28,791	—	28,791
Accrued interest receivable	5,934	—	5,934	—	5,934

Financial Liabilities:
Deposits	$2,769,750	$—	$2,772,254	$—	$2,772,254
Repurchase agreements	35,440	—	35,440	—	35,440
Junior subordinated debt	28,181	—	—	25,490	25,490
Accrued interest payable	460	—	460	—	460
Derivative - cash flow hedges	3,495	—	3,495	—	3,495

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

Segment information as of and for the three and six months ended June 30, 2021 and 2020 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended June 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$23,167	$—	$23,167
Interest expense	1,396	—	1,396
Noninterest income	3,652	1,490	5,142
Noninterest expense	13,958	679	14,637
Income before income taxes	12,817	811	13,628
Net income	10,125	641	10,766
Depreciation and amortization	929	3	932
Total assets	3,201,315	269	3,201,584
Goodwill	85,048	—	85,048
Capital expenditures	454	—	454

	As of and For the Three Months Ended June 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$23,297	$—	$23,297
Interest expense	3,037	—	3,037
Noninterest income	2,710	1,125	3,835
Noninterest expense	11,890	542	12,432
Income before income taxes	6,321	583	6,904
Net income	5,019	463	5,482
Depreciation and amortization	938	3	941
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	463	—	463

	As of and For the Six Months Ended June 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$47,371	$—	$47,371
Interest expense	3,177	—	3,177
Noninterest income	8,150	2,914	11,064
Noninterest expense	27,359	1,343	28,702
Income before income taxes	27,148	760	27,908
Net income	21,454	601	22,055
Depreciation and amortization	1,890	3	1,893
Total assets	3,201,315	269	3,201,584
Goodwill	85,048	—	85,048
Capital expenditures	700	—	700

	As of and For the Six Months Ended June 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$47,163	$—	$47,163
Interest expense	6,984	—	6,984
Noninterest income	5,982	2,348	8,330
Noninterest expense	24,611	1,155	25,766
Income before income taxes	15,838	1,193	17,031
Net income	13,046	978	14,024
Depreciation and amortization	1,883	6	1,889
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	1,366	4	1,370

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the six months ended June 30, 2021 and 2020 is shown in the following table (dollars in thousands):

	2021	2020
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$38,237	$44,607
Interest-bearing deposits in other banks	502,300	206,998
Cash and Cash Equivalents	$540,537	$251,605

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,495	$7,193
Income taxes	4,222	4,036
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	47
Transfer of loans to repossessions	—	362
Net unrealized gains (losses) on securities available for sale	(4,466)	7,034
Net unrealized gains (losses) on cash flow hedges	1,373	(2,958)

Note 16 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains on Securities	Unrealized (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2020	$7,117	$(4,302)	$(1,301)	$1,514

Net unrealized gains on securities available for sale, net of tax, $358	1,301	—	—	1,301

Net unrealized losses on cash flow hedges, net of tax, $(28)	—	(101)	—	(101)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

Balance at March 31, 2021	$3,309	$(2,439)	$(1,637)	$(767)

Net unrealized gains on securities available for sale, net of tax, $295	1,121	—	—	1,121

Net unrealized losses on cash flow hedges, net of tax, $(86)	—	(322)	—	(322)

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,694	6,154	—	—	6,154

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Unrealized losses on cash flow hedges, net of tax, $(639)	—	(2,319)	—	(2,319)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(976)	(3,490)	—	—	(3,490)

Net unrealized gains on cash flow hedges, net of tax, $288	—	1,085	—	1,085

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three and Six Months Ended June 30, 2021 and 2020

(dollars in thousands)

For the Three Months Ended June 30, 2021	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended June 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Six Months Ended June 30, 2021	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Six Months Ended June 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

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

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic. The spread of the virus created a global health crisis that resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by many parties, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System ("Federal Reserve") will maintain a low interest rate environment for the foreseeable future. In 2020, the Company implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities.  The Company transitioned to a majority of its non-branch employees working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs.  In April 2021, the majority of remaining remote workers returned to the office, and the Company fully opened branch lobbies to customers with prudent safety protocols. The Company remains focused on supporting and protecting its employees, customers, and communities while creating shareholder value.

The Bank assisted borrowers through its Disaster Assistance Program ("DAP") adopted in March 2020 in response to the federal banking agencies issuance of the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This issuance was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explained that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs"). On June 30, 2021, the balance of loans remaining in this program was $2.3 million, compared to $30.0 million at December 31, 2020. Of the $2.3 million outstanding at June 30, 2021, $1.7 million is scheduled to expire in the third quarter of 2021.

The Company continued to participate in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into the second quarter of 2021. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance. The SBA paid the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven or otherwise repaid. During the second quarter of 2021, the SBA forgave $80.0 million of loans compared to $105.1 million in the first quarter of 2021. Total outstanding net PPP loans were $104.1 million and $211.3 million at June 30, 2021 and December 31, 2020, respectively.

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

Goodwill and Intangible Assets

Recently adopted Accounting Standards Update 2017-04 simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. Due to the COVID-19 pandemic market conditions, the Company determined a triggering event occurred during the first quarter of 2020 and performed an internal assessment for the quarters ended March 30, June 30 and September 30, 2020. An independent assessment of impairment was performed at December 31, 2020. The assessments determined the fair value exceeded the carrying value and did not indicate impairment. The Company performed a qualitive assessment of Goodwill as of June 30, 2021 and determined the fair value exceeded the carrying value. The impact of COVID-19 on market conditions and other changes in the economic environment, operations, or other adverse events could result in future impairment charges which could have a material adverse impact on the Company's operating results. If future conditions warrant, the Company will have independent impairment assessments performed.

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

RESULTS OF OPERATIONS

Executive Overview

Second quarter 2021 financial highlights include the following:

•	Earnings produced a return on average assets (annualized) of 1.38% for the second quarter of 2021, compared to 1.49% in the previous quarter and 0.80% for the same quarter in the prior year.

•	Average deposits grew 3.7% during the quarter and 15.1% over the same quarter of 2020; the cost of interest-bearing deposits decreased to 0.21% in the second quarter, compared to 0.30% in the previous quarter and 0.64% in the same quarter of the prior year.

•	Fully taxable equivalent net interest margin was 3.00% for the quarter, down from 3.20% in the previous quarter and from 3.22% in the same quarter of the prior year.*

•	Noninterest revenues decreased $780 thousand, or 13.2%, when compared to the previous quarter, and increased $1.3 million, or 34.1%, compared to the same quarter in the prior year.

•	Noninterest expense increased $572 thousand, or 4.1%, when compared to the previous quarter, and increased $2.2 million, or 17.7%, when compared to the same quarter in the prior year.

•	The Company recorded a negative provision for loan losses in the second quarter of 2021 of $1.4 million and no provision in the first quarter, compared to a provision expense of $4.8 million in the second quarter in the prior year. Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.01%) for the second quarter of 2021, 0.00% for the first quarter of 2021 and 0.06% for the corresponding quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.07% at June 30, 2021, down from 0.10% at March 31, 2021 and 0.16% at June 30, 2020.

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

Three months ended June 30, 2021 and 2020

Net interest income on a taxable equivalent basis was $21.8 million, an increase of $1.5 million, or 7.4%, for the second quarter of 2021 compared to $20.3 million for the same quarter of  2020. The increase in net interest income from the same quarter in the prior year was attributable to an increase in earning assets associated with PPP loans and reduced deposit costs from a significantly lower rate environment. Average loan balances for the 2021 quarter were down $89,151,000 or 4.3%, over the 2020 quarter, primarily due to PPP forgiveness. PPP loans had a net balance of $104,143,000 at June 30, 2021, earn 1% interest, and generate fee income that is being accreted over the life of the loans or at forgiveness. The interest income from the total PPP portfolio generated $360,000 in revenues for the second quarter of 2021. Total net PPP fees recognized in net interest income during the second quarter of 2021 were $1,783,000, enhanced by the accelerated amortization of fees and costs on the forgiveness of $80,000,000 in PPP loans. Loan yields for the quarter were 12 basis points higher than the 2020 quarter.

For the second quarter of 2021, the Company's yield on interest-earning assets was 3.20%, compared to 3.70% for the second quarter of 2020. The cost of interest-bearing liabilities was 0.30% for the 2021 period compared to 0.74%. for the 2020 period The interest rate spread was 2.90% for the 2021 period compared to 2.96% for the 2020 period. The net interest margin, on a fully taxable equivalent basis, was 3.00% for the 2021 period compared to 3.22%, for the 2020 period, a decrease of 22 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2021 and 2020. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$391,871	$513,765	$4,458	$4,377	4.56%	3.43%
Real estate	1,564,747	1,529,723	16,551	16,901	4.23	4.42
Consumer	7,062	9,343	112	149	6.36	6.41
Total loans	1,963,680	2,052,831	21,121	21,427	4.30	4.18

Securities:
U.S. Treasury	41,840	2,250	114	9	1.09	1.60
Federal agencies and GSEs	102,730	47,197	298	284	1.16	2.41
Mortgage-backed and CMOs	281,820	203,268	961	1,059	1.36	2.08
State and municipal	62,204	42,742	323	288	2.08	2.70
Other securities	24,387	20,202	311	272	5.10	5.39
Total securities	512,981	315,659	2,007	1,912	1.56	2.42

Deposits in other banks	432,555	157,508	98	33	0.09	0.08

Total interest-earning assets	2,909,216	2,525,998	23,226	23,372	3.20	3.70

Non-earning assets	209,471	229,472

Total assets	$3,118,687	$2,755,470

Deposits:
Demand	$468,684	$371,451	37	115	0.03	0.12
Money market	701,957	554,318	215	591	0.12	0.43
Savings	239,887	192,354	6	24	0.01	0.05
Time	350,675	446,307	664	1,748	0.76	1.58
Total deposits	1,761,203	1,564,430	922	2,478	0.21	0.64

Customer repurchase agreements	37,591	43,716	5	66	0.05	0.61
Long-term borrowings	35,584	35,575	469	493	5.27	5.54
Total interest-bearing liabilities	1,834,378	1,643,721	1,396	3,037	0.30	0.74

Noninterest-bearing demand deposits	915,898	760,901
Other liabilities	22,201	22,797
Shareholders' equity	346,210	328,051
Total liabilities and shareholders' equity	$3,118,687	$2,755,470

Interest rate spread					2.90%	2.96%
Net interest margin					3.00%	3.22%

Net interest income (taxable equivalent basis)			21,830	20,335
Less: Taxable equivalent adjustment			59	75
Net interest income			$21,771	$20,260

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30,
	2021 vs. 2020
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$81	$1,264	$(1,183)
Real estate	(350)	(731)	381
Consumer	(37)	(1)	(36)
Total loans	(306)	532	(838)
Securities:
U.S. Treasury	105	(4)	109
Federal agencies and GSEs	14	(200)	214
Mortgage-backed and CMOs	(98)	(433)	335
State and municipal	35	(76)	111
Other securities	39	(15)	54
Total securities	95	(728)	823
Deposits in other banks	65	3	62
Total interest income	(146)	(193)	47

Interest expense
Deposits:
Demand	(78)	(102)	24
Money market	(376)	(503)	127
Savings	(18)	(23)	5
Time	(1,084)	(766)	(318)
Total deposits	(1,556)	(1,394)	(162)
Customer repurchase agreements	(61)	(53)	(8)
Long-term borrowings	(24)	(24)	—
Total interest expense	(1,641)	(1,471)	(170)
Net interest income (taxable equivalent basis)	$1,495	$1,278	$217

Six months ended June 30, 2021 and 2020

Net interest income on a taxable equivalent basis was $44.3 million, an increase of $3,990,000, or 9.9%, compared  to $40.3 million in the same period of 2020. The increase in net interest income from the same period in the prior year was attributable to an increase in earning assets associated with PPP and reduced deposit costs from a significantly lower rate environment. Average loan balances for the 2021 period were up $49,330,000, or 2.5%, over the 2020 period, primarily due to PPP lending. These loans had a net balance of $104,143,000 at June 30, 2021, earn 1% interest, and generate fee income that is being accreted over the life of the loans or until forgiveness where the fee income is fully accreted into income. The interest income from the total PPP portfolio generated $886,000 in revenues for the six months of 2021. Total net PPP fees recognized in net interest income during the period of 2021 were $4,637,000, enhanced by the accelerated amortization of fees and costs on the forgiveness of $185,100,000 in PPP loans. Loan yields for the 2021 period were 4 basis points lower than the 2020 period.

For the six months ended June 30, 2021, the Company's yield on interest-earning assets was 3.32%, compared to 3.95% for the prior year period. The cost of interest-bearing liabilities was 0.35% for the 2021 period compared to 0.87% for the 2020 period. The interest rate spread was 2.97% for the 2021 period compared to 3.08% for the 2020 period. The net interest margin, on a fully taxable equivalent basis, was 3.10% in the 2021 period compared to 3.36% in the 2020 period, a decrease of 26 basis points. The decrease in net interest margin was driven by declining interest rates and the impact of lower rates on the PPP lending.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2021 and 2020. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$428,073	$423,343	$10,249	$7,919	4.83%	3.76%
Real estate	1,556,465	1,509,520	32,941	34,564	4.23	4.58
Consumer	7,347	9,692	238	307	6.53	6.37
Total loans	1,991,885	1,942,555	43,428	42,790	4.37	4.41

Securities:
U.S. Treasury	28,645	5,650	126	44	0.88	1.56
Federal agencies and GSEs	104,026	75,254	602	861	1.16	2.29
Mortgage-backed and CMOs	269,977	200,521	1,934	2,202	1.43	2.20
State and municipal	60,359	41,784	637	576	2.11	2.76
Other securities	23,013	19,486	588	537	5.11	5.51
Total securities	486,020	342,695	3,887	4,220	1.60	2.46

Deposits in other banks	384,111	115,209	175	297	0.09	0.52

Total interest-earning assets	2,862,016	2,400,459	47,490	47,307	3.32	3.95

Non-earning assets	211,057	223,072

Total assets	$3,073,073	$2,623,531

Deposits:
Demand	$459,867	$351,404	77	238	0.03	0.14
Money market	693,002	534,828	491	1,779	0.14	0.67
Savings	233,680	185,625	13	77	0.01	0.08
Time	364,318	458,140	1,628	3,696	0.90	1.62
Total deposits	1,750,867	1,529,997	2,209	5,790	0.25	0.76

Customer repurchase agreements	40,651	42,617	16	195	0.08	0.92
Other short-term borrowings	—	2	—	—	—	0.50
Long-term borrowings	35,612	35,565	952	999	5.35	5.62
Total interest-bearing liabilities	1,827,130	1,608,181	3,177	6,984	0.35	0.87

Noninterest-bearing demand deposits	879,214	667,632
Other liabilities	22,497	21,906
Shareholders' equity	344,232	325,812
Total liabilities and shareholders' equity	$3,073,073	$2,623,531

Interest rate spread					2.97%	3.08%
Net interest margin					3.10%	3.36%

Net interest income (taxable equivalent basis)			44,313	40,323
Less: Taxable equivalent adjustment			119	144
Net interest income			$44,194	$40,179

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30,
	2021 vs. 2020
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$2,330	$2,241	$89
Real estate	(1,623)	(2,674)	1,051
Consumer	(69)	7	(76)
Total loans	638	(426)	1,064
Securities:
U.S. Treasury	82	(27)	109
Federal agencies and GSEs	(259)	(517)	258
Mortgage-backed and CMOs	(268)	(898)	630
State and municipal	61	(156)	217
Other securities	51	(41)	92
Total securities	(333)	(1,639)	1,306
Deposits in other banks	(122)	(393)	271
Total interest income	183	(2,458)	2,641

Interest expense
Deposits:
Demand	(161)	(218)	57
Money market	(1,288)	(1,701)	413
Savings	(64)	(80)	16
Time	(2,068)	(1,417)	(651)
Total deposits	(3,581)	(3,416)	(165)
Customer repurchase agreements	(179)	(170)	(9)
Long-term borrowings	(47)	(48)	1
Total interest expense	(3,807)	(3,634)	(173)
Net interest income (taxable equivalent basis)	$3,990	$1,176	$2,814

Noninterest Income

Three months ended June 30, 2021 and 2020

For the quarter ended June 30, 2021, noninterest income increased $1,307,000, or 34.1%, compared to the comparable 2020 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust fees	$1,240	$953	$287	30.1%
Service charges on deposit accounts	630	541	89	16.5
Other fees and commissions	1,358	951	407	42.8
Mortgage banking income	1,142	893	249	27.9
Brokerage fees	250	172	78	45.3
Income (loss) from Small Business Investment Companies	591	(119)	710	596.6
Income from insurance investments	141	223	(82)	(36.8)
Losses on premises and equipment, net	(432)	—	(432)	(100.0)
Other	222	221	1	0.5
Total noninterest income	$5,142	$3,835	$1,307	34.1

Trust fees increased $287,000 for the three months ended June 30, 2021 compared to the same quarter in 2020 as a result of growth in clients and growth in market value. Other fees and commissions increased $407,000 in the 2021 quarter compared to the 2020 quarter due to increased usage of debit cards. Mortgage banking income increased $249,000 in the 2021 quarter compared to the 2020 quarter, primarily due to increased volume as rates hit historical lows. Income from Small Business Investment Companies increased $710,000, primarily the result of additional income distributions during the three months ended June 30, 2021compared to the same quarter in 2020. During the second quarter of 2021, the Company recognized a loss on premises and equipment, net of $438,000 from the sale of a building acquired in the HomeTown Bankshares Corporation acquisition compared to no losses in the 2020 quarter.

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, noninterest income increased $2,734,000, or 32.8%, compared to the comparable 2020 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust fees	$2,446	$1,965	$481	24.5%
Service charges on deposit accounts	1,252	1,262	(10)	(0.8)
Other fees and commissions	2,497	1,892	605	32.0
Mortgage banking income	2,460	1,442	1,018	70.6
Securities gains, net	—	814	(814)	(100.0)
Brokerage fees	468	383	85	22.2
Income (loss) from Small Business Investment Companies	1,019	(64)	1,083	1,692.2
Income from insurance investments	929	271	658	242.8
Losses on premises and equipment, net	(481)	(82)	(399)	486.6
Other	474	447	27	6.0
Total noninterest income	$11,064	$8,330	$2,734	32.8

Trust fees increased $481,000 for the six months ended June 30, 2021 compared to the same period in 2020 as a result of growth in clients and growth in market value.  Other fees and commissions increased $605,000 in the 2021 period compared to the 2020 period due to increased usage of debit cards. Mortgage banking income increased $1,018,000 in the 2021 period compared to the 2020 period, primarily due to increased volume of applications for purchases and refinancing as rates have hit historical lows. There were no net securities gains in the 2021 period compared to $814,000 in the same period in 2020. Income from Small Business Investment Companies and income from insurance investments increased $1,083,000 and $658,000, respectively, during the six months ended June 30, 2021 compared to the same period in 2020. The increase in income from insurance investments was primarily the result of an additional bonus distribution received in 2021.  Losses on premises and equipment, net increased $399,000 from the 2020 period, primarily from the loss of $438,000 recognized in the 2021 period on the sale of a building acquired in the HomeTown Bankshares Corporation acquisition.

Noninterest Expense

Three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, noninterest expense increased $2,205,000, or 17.7%, compared to the same quarter of 2020. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$8,178	$6,191	$1,987	32.1%
Occupancy and equipment	1,502	1,327	175	13.2
FDIC assessment	226	176	50	28.4
Bank franchise tax	443	425	18	4.2
Core deposit intangible amortization	371	417	(46)	(11.0)
Data processing	698	785	(87)	(11.1)
Software	338	403	(65)	(16.1)
Other real estate owned, net	10	15	(5)	(33.3)
Other	2,871	2,693	178	6.6
Total noninterest expense	$14,637	$12,432	$2,205	17.7

Salaries and employee benefits increased $1,987,000 in the 2021 quarter as compared to the 2020 quarter; impacted by decreased deferrals associated with loan origination costs under the PPP program.  The second quarter of 2021 reflected $100,000 in deferred costs related to the PPP program compared to $1,600,000 in the 2020 quarter. The increase in occupancy and equipment expense in the second quarter of 2021 compared to the second quarter of 2020 reflects additional expenses related to the opening of the Raleigh branch and enhancements in technology.  Other expenses increased $178,000 compared to the same quarter of 2020 as a result of increased loan related expenses and investment management expenses.

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, noninterest expense increased $2,936,000, or 11.4%, compared to the same period of 2020. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$15,696	$13,551	$2,145	15.8%
Occupancy and equipment	3,035	2,693	342	12.7
FDIC assessment	450	271	179	66.1
Bank franchise tax	881	851	30	3.5
Core deposit intangible amortization	752	844	(92)	(10.9)
Data processing	1,476	1,548	(72)	(4.7)
Software	667	759	(92)	(12.1)
Other real estate owned, net	127	6	121	2,016.7
Other	5,618	5,243	375	7.2
Total noninterest expense	$28,702	$25,766	$2,936	11.4

Salaries and employee benefits increased $2,145,000 in the 2021 period as compared to the 2020 period. Salaries and employee benefits expenses were impacted by decreased deferrals associated with loan origination costs under the PPP program.  The six months ended June 30, 2021 reflected $704,000 in deferred costs related to the PPP program compared to $1,636,000 in the 2020 period.  The six months ended June 30, 2021 also included increased mortgage commissions due to increased loan production.  The increase in occupancy and equipment expense in the period of 2021 compared to the period of 2020 reflects expenses related to the opening of the Raleigh branch and enhancements in technology. The Federal Deposit Insurance Corporation ("FDIC") assessment expense in the 2020 period was positively impacted by the Small Bank Assessment Credit.  Other real estate owned ("OREO"), net expense was $127,000 in the six months ended June 30, 2021 compared $6,000 in the same period in 2020; the result of a loss on the sale of  OREO of $111,000 during the 2021 period. Other expenses increased $375,000 compared to the same quarter of 2020 primarily from increased loan related expenses and investment management expenses.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO, (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2021 quarter was 52.06% compared to 49.74% for the 2020 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Efficiency Ratio
Noninterest expense	$14,637	$12,432	$28,702	$25,766
Add/subtract: gain/loss on sale of OREO, net of write-downs	—	8	(111)	35
Subtract: core deposit intangible amortization	(371)	(417)	(752)	(844)
	$14,266	$12,023	$27,839	$24,957

Net interest income	$21,771	$20,260	$44,194	$40,179
Tax equivalent adjustment	59	75	119	144
Noninterest income	5,142	3,835	11,064	8,330
Subtract: gain on securities	—	—	—	(814)
Add: loss on fixed assets	432	—	481	82
	$27,404	$24,170	$55,858	$47,921

Efficiency ratio	52.06%	49.74%	49.84%	52.08%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$21,121	$21,427	$43,428	$42,790
Interest income - investments and other	2,105	1,945	4,062	4,517
Interest expense - deposits	(922)	(2,478)	(2,209)	(5,790)
Interest expense - customer repurchase agreements	(5)	(66)	(16)	(195)
Interest expense - long-term borrowings	(469)	(493)	(952)	(999)
Total net interest income	$21,830	$20,335	$44,313	$40,323
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(34)	$(48)	$(68)	$(90)
Tax benefit realized on non-taxable interest income - municipal securities	(25)	(27)	(51)	(54)
GAAP measures net interest income	$21,771	$20,260	$44,194	$40,179

Income Taxes

The effective tax rate for the second quarter of 2021 was 21.00% compared to 20.60% for the second quarter of 2020. The increased rate for second quarter of 2020was a result of reduced tax-exempt income during the 2021 quarter.  The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and the vesting of restricted stock.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three and six months ended June 30, 2021 and 2020, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended June 30, 2021	$879	$21	$(25)	$875
For the three months ended June 30, 2020	775	47	(21)	801

For the six months ended June 30, 2021	1,831	43	(51)	1,823
For the six months ended June 30, 2020	1,681	120	(42)	1,759

For the remaining six months of 2021 (estimated)	857	35	(52)	840
For the years ending (estimated):
2022	1,320	50	(102)	1,268
2023	774	30	(102)	702
2024	516	5	(102)	419
2025	406	2	(102)	306
2026	288	1	(102)	187
Thereafter (estimated)	1,138	2	(640)	500

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

The available for sale securities portfolio was $555,444,000 at June 30, 2021, compared to $466,091,000 at December 31, 2020, an increase of $89,353,000, or 19.2%. At June 30, 2021, the available for sale portfolio had an amortized cost of $549,811,000, resulting in a net unrealized gain of $5,633,000. At December 31, 2020, the available for sale portfolio had an amortized cost of $455,992,000, resulting in a net unrealized gain of $10,099,000.

During the six months ended June 30, 2021, the Company did not sell any securities. This compares to the six months ended June 30, 2020, when the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000.

The Company is cognizant of the continuing historically low and steady rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2021, the commercial real estate portfolio included concentrations of $73,978,000, $42,441,000 and $193,992,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 16.1% of total loans, excluding loans in process.

Total loans were $1,914,371,000 at June 30, 2021, compared to $2,015,056,000 at December 31, 2020, a decrease of $100,685,000, or 5.0%. At June 30, 2021, net PPP loans, which are in the commercial loan category, totaled $104,100,000, compared to $211,275,000 at December 31, 2020.

Average loans were $1,963,680,000 for the second quarter of 2021, compared to $2,052,831,000 for the second quarter of 2020, a decrease of $89,151,000, or 4.3%, primarily related to PPP forgiveness.

Loans held for sale totaled $13,807,000 at June 30, 2021 and $15,591,000 at December 31, 2020. Secondary loan production volume was $80,208,000 for the six month period ended June 30, 2021 and $66,905,000 for the same period of 2020. These loans were approximately 35% purchase and 65% refinancing for the quarter ended June 30, 2021, and for the year ended December 31, 2020.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Commercial	$372,759	$491,256
Commercial real estate:
Construction and land development	133,592	140,071
Commercial real estate - owner occupied	384,095	373,680
Commercial real estate - non-owner occupied	650,862	627,569
Residential real estate:
Residential	264,680	269,137
Home equity	100,835	104,881
Consumer	7,548	8,462
Total loans, net of deferred fees and costs	$1,914,371	$2,015,056

Provision for Loan Losses

The Company had a negative provision for loan losses of ($1,352,000) for the second quarter of 2021, as compared to no expense for the first quarter of 2021, and $4,759,000 for the same period in the previous year. The second quarter of 2021 negative provision was primarily driven by significant improvement in both national and local economic conditions, particularly declining levels of unemployment rates and jobless claims, substantial growth in retail sales, and a strong rebound in both current and projected gross domestic product growth. Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the negative provision.  Net recoveries for the three months ended June 30, 2021 were $33,000 compared to net charge-offs of $317,000 for the same 2020 period.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At June 30, 2021, the ALLL was $20,097,000, compared to $21,403,000 at December 31, 2020. The ALLL as a percentage of total loans at such dates was 1.05% and 1.06%, respectively.  The ALLL as a percentage of loans without PPP loans at June 30, 2021 was 1.11% compared to 1.19% at December 31, 2020.  PPP loans are 100% guaranteed by the SBA so there is no allowance associated with the loans in the program.  Management will continue to evaluate the adequacy of the Company's ALLL as more economic data becomes available and as changes within the Company's portfolio are known. The effects of the pandemic may require adjustments in the ALLL in future periods.

The Company recognized a recovery of provision expense in the second quarter of 2021 of $1.4 million, primarily accounting for the significant decrease from December 31, 2021 in the ALLL.  The recovery was driven by significant improvement in both national and local economic conditions, particularly declining levels of unemployment rates and jobless claims, substantial growth in retail sales, and a strong rebound in both current and projected gross domestic product growth.  Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the negative provision.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.12% at June 30, 2021, compared to 1.16% at December 31, 2020. On a dollar basis, the reserve was $19,302,000 at June 30, 2021, compared to $20,534,000 at December 31, 2020. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.49% at June 30, 2021, compared to 1.06% at December 31, 2020. On a dollar basis, the reserve was $12,400 at June 30, 2021, compared to $30,000 at December 31, 2020. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $328,000 over December 31, 2020.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $783,000 at June 30, 2021 compared to $839,000 at December 31, 2020. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$21,403	$13,152

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	3	17
Commercial real estate - non-owner occupied	—	165
Residential real estate	17	90
Home equity	—	27
Total real estate	20	299
Commercial and industrial	—	505
Consumer	31	202
Total charge-offs	51	1,006

Recoveries:
Construction and land development	—	2
Commercial real estate - owner occupied	4	12
Commercial real estate - non-owner occupied	3	50
Residential real estate	5	63
Home equity	27	22
Total real estate	39	149
Commercial and industrial	19	65
Consumer	39	127
Total recoveries	97	341

Net charge-offs (recoveries)	(46)	665
(Recovery of) Provision for loan losses	(1,352)	8,916
Balance at end of period	$20,097	$21,403

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month-period and year indicated below.

Asset Quality Ratios
	June 30, 2021	December 31, 2020
Allowance to loans (1)	1.05%	1.06%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	1.12	1.16
Net charge-offs (recoveries) to allowance (3)	(0.46)	3.11
Net charge-offs to average loans (3)	—	0.03
Nonperforming assets to total assets	0.07	0.12
Nonperforming loans to loans	0.11	0.13
Provision to net charge-offs (recoveries) (3)	2,939.13	1,340.75
Provision (recovery) to average loans (3)	(0.14)	0.44
Allowance to nonperforming loans	921.04	793.88

__________________________

(1) - Excluding PPP loans, 1.11% at June 30, 2021 and 1.19% at December 31, 2020

(2) - Excluding PPP loans, 1.19% at June 30, 2021 and 1.32% at December 31, 2020

(3) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.11% at June 30, 2021 and 0.13% at December 31, 2020.

Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.07% and 0.12% of total assets at June 30, 2021 and December 31, 2020, respectively.

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

The following table presents the Company's nonperforming assets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Nonperforming Assets
	June 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate	$1,999	$2,328
Commercial	56	100
Consumer	2	6
Total nonaccrual loans	2,057	2,434

Loans past due 90 days and accruing interest:
Real estate	125	262

Total nonperforming loans	2,182	2,696

Other real estate owned	213	958

Total nonperforming assets	$2,395	$3,654

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Impaired Loans
	June 30, 2021	December 31, 2020
Accruing	$697	$758
Nonaccruing	1,827	2,094
Total impaired loans	$2,524	$2,852

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,914,000 in TDRs at June 30, 2021 compared to $1,976,000 at December 31, 2020. These loans are included in the impaired loan table above.

During the second quarter of 2021, the Bank continued to assist borrowers through the DAP. On June 30, 2021, the balance of loans remaining in this program was $2.3 million, or less than 1.0% of the total portfolio, compared to $30.0 million, or 1.5%, at December 31, 2020. At June 30, 2021, $1.7 million of the $2.3 million interest only modifications are set to expire in the third quarter of 2021.

Other Real Estate Owned

OREO was $213,000 and $958,000 as of June 30, 2021 and December 31, 2020, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Other Real Estate Owned

	June 30, 2021	December 31, 2020
Construction and land development	$213	$443
Commercial real estate - owner occupied	—	230
Residential real estate	—	237
Home equity	—	48
Total other real estate owned	$213	$958

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,769,750,000 at June 30, 2021 compared to $2,611,330,000 at December 31, 2020, an increase of $158,420,000, or 6.1%. The growth during the second quarter of 2021 is a result of continued higher than average cash balances being maintained by customers as elevated savings rates and liquidity patterns continue. This pattern has been prevalent since the second quarter of 2020 and is consistent with trends at other commercial banks.

Average interest-bearing deposits were $1,761,203,000 for the second quarter of 2021, compared to $1,564,430,000 for the second quarter of 2020, an increase of $196,773,000, or 12.6%. Average noninterest-bearing deposits for the 2021 quarter were $915,898,000, compared to $760,901,000 for the 2020 quarter, an increase of $154,997,000, or 20.4%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the second quarter of 2021 was 0.21%, down from 0.64% for the second quarter of 2020.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $347,633,000 at June 30, 2021 compared to $337,894,000 at December 31, 2020, an increase of $9,739,000, or 2.9%.

The Company paid cash dividends of $0.54 per share during the first six months of 2021 while the aggregate basic and diluted earnings per share for the same period was $0.99.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the Community Bank Leverage Ratio ("CBLR") framework. Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. On April 6, 2020, the federal bank regulatory agencies announced the issuance of two interim final rules that make changes to the CBLR framework and implement Section 4012 of the CARES Act. The first lowered the required leverage ratio to 8% for the remainder of 2020 while the second provides a transition back to the 9% requirement. This transition will allow community banking organizations to focus on supporting lending to creditworthy households and businesses given the recent strains on the U.S. economy caused by COVID-19. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do not currently expect to opt into the CBLR framework.

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2021 and December 31, 2020. Management believes, as of June 30, 2021, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2021		Percentage At December 31, 2020
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.79%	13.46%	12.36%	12.86%
Tier 1 capital ratio	14.19	13.46	13.78	12.86
Total capital ratio	15.21	14.48	15.18	13.97

Leverage Capital Ratio:

Tier 1 leverage ratio	9.44	8.95	9.48	8.85

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021.

The Company repurchased 93,212 shares at an average cost of $34.73 per share, for a total of $3,237,000, in the second quarter of 2021. During the six month period ended June 30, 2021, the Company repurchased 147,235 shares at an average cost of $32.81 per share, for a total cost of $4,831,000. In the six month period ended June 30, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $275,000,000 and $245,000,000 outstanding in letters of credit at June 30, 2021 and December 31, 2020, respectively. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of June 30, 2021 and December 31, 2020, were $550,000 and $4,342,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity. Average deposits grew 12.6% in the second quarter of 2021 compared to the same quarter of 2020, partially due to customer deposits of loan proceeds from the PPP loan program forgiveness. Customers have continued to maintain higher cash balances through the second quarter of 2021 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2020. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet, to support its programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at June 30, 2021 and at December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit	$521,572	$503,272
Standby letters of credit	12,921	17,355
Mortgage loan rate-lock commitments	16,137	26,883

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2021 is asset sensitive. Management expects that the general direction of short-term market interest rates will be stable, but the outlook is less certain for longer-term rates during the remainder of 2021.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2021 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	June 30, 2021
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$22,647	28.2%
Up 3.00%	16,945	21.1
Up 2.00%	11,189	13.9
Up 1.00%	5,443	6.8
Flat	—	—
Down 0.25%	(918)	(1.1)
Down 1.00% (1)	(2,740)	(3.4)

__________________________

(1) This scenario is deemed highly improbable at this time due to the current near zero interest rate environment.

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

Any changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company's interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. Decrease in yields due to the current rate environment have been projected in the model simulation.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2021 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	June 30, 2021
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$542,401	$261,053	92.8%
Up 3.00%	491,707	210,359	74.8
Up 2.00%	433,740	152,392	54.2
Up 1.00%	364,014	82,666	29.4
Flat	281,348	—	—
Down 0.25%	253,426	(27,922)	(9.9)
Down 1.00% (1)	154,682	(126,666)	(45.0)

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date,  to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

The Company has an approved one year stock repurchase plan that authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021. Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

Shares of the Company's common stock were repurchased during the three months ended June 30, 2021 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to 202,765 shares of the Company's common stock as of June 30, 2021.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 30, 2021	11,555	$33.81	11,555	284,422
May 31, 2021	53,941	34.79	53,941	230,481
June 30, 2021	27,716	34.98	27,716	202,765
Total	93,212	$34.73	93,212

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 6, 2021		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - August 6, 2021		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 6, 2021		(principal accounting officer)