Form 10-Q
period 2021-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2021-11-09
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At October 29, 2021, the Company had 10,778,728 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2021	(Audited) December 31, 2020
Assets
Cash and due from banks	$38,349	$30,767
Interest-bearing deposits in other banks	480,052	343,603
Securities available for sale, at fair value	643,949	466,091
Restricted stock, at cost	8,046	8,715
Loans held for sale	9,518	15,591
Loans, net of deferred fees and costs	1,940,332	2,015,056
Less allowance for loan losses	(20,630)	(21,403)
Net loans	1,919,702	1,993,653
Premises and equipment, net	37,021	39,723
Other real estate owned, net of valuation allowance	213	958
Goodwill	85,048	85,048
Core deposit intangibles, net	4,978	6,091
Bank owned life insurance	28,950	28,482
Other assets	33,237	31,288
Total assets	$3,289,063	$3,050,010

Liabilities
Noninterest-bearing deposits	$980,985	$830,094
Interest-bearing deposits	1,881,096	1,781,236
Total deposits	2,862,081	2,611,330
Customer repurchase agreements	26,595	42,551
Long-term borrowings	28,207	35,630
Other liabilities	21,793	22,605
Total liabilities	2,938,676	2,712,116

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,778,562 shares outstanding at September 30, 2021 and 10,982,367 shares outstanding at December 31, 2020	10,715	10,926
Capital in excess of par value	148,069	154,850
Retained earnings	193,107	169,681
Accumulated other comprehensive (loss) income, net	(1,504)	2,437
Total shareholders' equity	350,387	337,894
Total liabilities and shareholders' equity	$3,289,063	$3,050,010

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$21,974	$22,346	$65,334	$65,046
Interest and dividends on securities:
Taxable	1,896	1,545	5,297	5,228
Tax-exempt	94	107	293	330
Dividends	112	122	349	382
Other interest income	201	59	375	356
Total interest and dividend income	24,277	24,179	71,648	71,342
Interest Expense:
Interest on deposits	781	2,118	2,990	7,908
Interest on short-term borrowings	3	42	19	237
Interest on long-term borrowings	400	524	1,352	1,523
Total interest expense	1,184	2,684	4,361	9,668
Net Interest Income	23,093	21,495	67,287	61,674
(Recovery of) Provision for loan losses	482	2,619	(870)	8,331
Net Interest Income After (Recovery of) Provision for Loan Losses	22,611	18,876	68,157	53,343
Noninterest Income:
Trust fees	1,311	1,054	3,757	3,019
Service charges on deposit accounts	664	618	1,916	1,880
Other fees and commissions	1,147	996	3,644	2,888
Mortgage banking income	989	1,030	3,449	2,472
Securities gains, net	—	—	—	814
Brokerage fees	265	170	733	553
Income from Small Business Investment Companies	491	98	1,510	34
Income from insurance investments	132	108	1,062	271
Losses on premises and equipment, net	(107)	(15)	(588)	(97)
Other	231	233	704	788
Total noninterest income	5,123	4,292	16,187	12,622
Noninterest Expense:
Salaries and employee benefits	8,185	7,989	23,881	21,540
Occupancy and equipment	1,513	1,423	4,548	4,116
FDIC assessment	194	162	644	433
Bank franchise tax	440	426	1,321	1,277
Core deposit intangible amortization	361	402	1,113	1,246
Data processing	748	705	2,224	2,253
Software	344	353	1,011	1,112
Other real estate owned, net	21	28	148	34
Other	3,037	2,652	8,655	7,895
Total noninterest expense	14,843	14,140	43,545	39,906
Income Before Income Taxes	12,891	9,028	40,799	26,059
Income Taxes	2,713	1,801	8,566	4,808
Net Income	$10,178	$7,227	$32,233	$21,251
Net Income Per Common Share:
Basic	$0.94	$0.66	$2.96	$1.93
Diluted	$0.94	$0.66	$2.95	$1.93
Weighted Average Common Shares Outstanding:
Basic	10,833,875	10,966,645	10,907,721	10,983,729
Diluted	10,836,293	10,969,901	10,911,372	10,988,090

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2021	2020
Net income	$10,178	$7,227

Other comprehensive loss:

Unrealized losses on securities available for sale	(2,191)	(245)
Tax effect	474	53

Unrealized gains on cash flow hedges	230	243
Tax effect	(49)	(53)

Other comprehensive loss	(1,536)	(2)

Comprehensive income	$8,642	$7,225

	Nine Months Ended September 30,
	2021	2020
Net income	$32,233	$21,251

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(6,657)	7,603
Tax effect	1,450	(1,641)

Reclassification adjustment for gains on sales or calls of securities available for sale	—	(814)
Tax effect	—	176

Unrealized gains (losses) on cash flow hedges	1,603	(2,715)
Tax effect	(337)	586

Other comprehensive income (loss)	(3,941)	3,195

Comprehensive income	$28,292	$24,446

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2021 and 2020
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, June 30, 2020	$10,911	$154,222	$159,586	$2,714	$327,433

Net income	—	—	7,227	—	7,227

Other comprehensive loss	—	—	—	(2)	(2)

Vesting of restricted stock (466 shares)	—	—	—	—	—

Equity based compensation (5,436 shares)	8	273	—	—	281

Cash dividends paid, $0.27 per share	—	—	(2,958)	—	(2,958)

Balance, September 30, 2020	$10,919	$154,495	$163,855	$2,712	$331,981

Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

Net income	—	—	10,178	—	10,178

Other comprehensive loss	—	—	—	(1,536)	(1,536)

Stock repurchased (100,764 shares)	(101)	(3,212)	—	—	(3,313)

Vesting of restricted stock (517 shares)	1	1	—	—	2

Equity based compensation (4,615 shares)	4	333	—	—	337

Cash dividends paid, $0.27 per share	—	—	(2,914)	—	(2,914)

Balance, September 30, 2021	$10,715	$148,069	$193,107	$(1,504)	$350,387

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	21,251	—	21,251

Other comprehensive income	—	—	—	3,195	3,195

Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)

Stock options exercised (1,793 shares)	2	28	—	—	30

Vesting of restricted stock (18,007 shares)	18	(18)	—	—	—

Equity based compensation (36,949 shares)	21	1,081	—	—	1,102

Cash dividends paid, $0.81 per share	—	—	(8,874)	—	(8,874)

Balance, September 30, 2020	$10,919	$154,495	$163,855	$2,712	$331,981

Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	32,233	—	32,233

Other comprehensive (loss)	—	—	—	(3,941)	(3,941)

Stock repurchased (247,999 shares)	(248)	(7,895)	—	—	(8,143)

Stock options exercised (5,180 shares)	5	81	—	—	86

Vesting of restricted stock (15,832 shares)	16	(16)	—	—	—

Equity based compensation (41,079 shares)	16	1,049	—	—	1,065

Cash dividends paid, $0.81 per share	—	—	(8,807)	—	(8,807)

Balance, September 30, 2021	$10,715	$148,069	$193,107	$(1,504)	$350,387

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$32,233	$21,251
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(870)	8,331
Depreciation	1,694	1,598
Net accretion of acquisition accounting adjustments	(3,148)	(2,620)
Core deposit intangible amortization	1,113	1,246
Net amortization of securities	1,275	842
Net gain on sale or call of securities available for sale	—	(814)
Gain on sale of loans held for sale	(3,449)	(2,472)
Proceeds from sales of loans held for sale	123,193	113,781
Originations of loans held for sale	(113,671)	(116,071)
Net loss (gain) on other real estate owned	111	(12)
Net loss on sale or disposal of premises and equipment	588	97
Equity based compensation expense	1,065	1,102
Earnings on bank owned life insurance	(468)	(461)
Deferred income tax benefit	(63)	(164)
Net change in other assets	(836)	(2,806)
Net change in other liabilities	793	(1,603)
Net cash provided by operating activities	39,560	21,225

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	5,811
Proceeds from maturities, calls and paydowns of securities available for sale	137,511	177,469
Purchases of securities available for sale	(323,302)	(155,817)
Net change in restricted stock	669	(77)
Net decrease (increase) in loans	77,984	(253,650)
Proceeds from sale of premises and equipment	1,316	1
Purchases of premises and equipment	(833)	(2,347)
Proceeds from sales of other real estate owned	634	162
Net cash used in investing activities	(106,021)	(228,448)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	150,891	241,778
Net change in interest-bearing deposits	99,921	168,528
Net change in customer repurchase agreements	(15,956)	1,431
Net change in subordinated debt	(7,500)	—
Common stock dividends paid	(8,807)	(8,874)
Repurchase of common stock	(8,143)	(4,981)
Proceeds from exercise of stock options	86	30
Net cash provided by financing activities	210,492	397,912
Net Increase in Cash and Cash Equivalents	144,031	190,689
Cash and Cash Equivalents at Beginning of Period	374,370	79,582
Cash and Cash Equivalents at End of Period	$518,401	$270,271

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

The Company utilized a Disaster Assistance Program for borrowers in accordance with Section 4013 of the CARES Act throughout the pandemic. The Company assisted borrowers with modifications to outstanding loan balances of $347.0 million in the aggregate since the beginning of the pandemic in March 2020. At September 30, 2021, all modifications had expired compared to outstanding loan balances of $2.3 million at June 30, 2021.

The Company processed a total of $364.2 million in PPP loans with $66.9 million forgiven in the third quarter of 2021 compared to $80.0 million in the second quarter of 2021. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance.  The SBA paid the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven. Total outstanding net PPP loans were $37.2 million and $211.3 million at September 30, 2021 and December 31, 2020, respectively.

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

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at September 30, 2021 were as follows (dollars in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$110,154	$92	$205	$110,041
Federal agencies and GSEs	89,680	1,298	482	90,496
Mortgage-backed and CMOs	358,910	3,933	2,436	360,407
State and municipal	62,813	1,336	282	63,867
Corporate	18,950	248	60	19,138
Total securities available for sale	$640,507	$6,907	$3,465	$643,949

The amortized cost and fair value of investments in securities available for sale at December 31, 2020 were as follows (dollars in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$34,997	$1	$—	$34,998
Federal agencies and GSEs	104,092	1,976	45	106,023
Mortgage-backed and CMOs	246,770	6,117	105	252,782
State and municipal	57,122	1,979	2	59,099
Corporate	13,011	188	10	13,189
Total securities available for sale	$455,992	$10,261	$162	$466,091

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2021 and  December 31, 2020 was as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
FRB stock	$6,490	$6,458
FHLB stock	1,556	2,257
Total restricted stock	$8,046	$8,715

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at September 30, 2021, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$75,384	$205	$75,384	$205	$—	$—
Federal agencies and GSEs	54,053	482	48,140	302	5,913	180
Mortgage-backed and CMOs	208,634	2,436	202,455	2,302	6,179	134
State and municipal	17,869	282	15,440	166	2,429	116
Corporate	7,690	60	7,690	60	—	—
Total	$363,630	$3,465	$349,109	$3,035	$14,521	$430

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

U.S. Treasury securities: The unrealized losses on the Company's investment in eight U.S. Treasury securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 23 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Eleven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Mortgage-backed securities: The unrealized losses on the Company's investment in 16 GSE mortgage-backed securities were caused by normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Collateralized Mortgage Obligations: The unrealized losses associated with 23 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

State and municipal securities: The unrealized losses on 26 state and municipal securities were caused by normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Corporate securities: The unrealized losses on three corporate securities were caused by normal market fluctuations and not credit deterioration. These securities are not rated, but the Company conducted thorough internal credit reviews prior to purchase earlier this year, which determined the investment risk to be acceptable due to the issuers' experienced management teams, strong asset quality, and ample levels of capital and liquidity. The Company conducts ongoing quarterly reviews of these companies as well. The contractual terms of these investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  September 30, 2021.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2021, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of September 30, 2021 and December 31, 2020, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The following table presents the gross realized gains and losses on, and the proceeds from the sale of, securities available for sale during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Realized gains:
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized gains	$—	$—
Proceeds from sales of securities	$—	$—

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Realized gains:
Gross realized gains	$—	$814
Gross realized losses	—	—
Net realized gains	$—	$814
Proceeds from sales of securities	$—	$5,811

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at September 30, 2021 and  December 31, 2020, were comprised of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Commercial	$320,278	$491,256
Commercial real estate:
Construction and land development	120,193	140,071
Commercial real estate - owner occupied	404,029	373,680
Commercial real estate - non-owner occupied	713,339	627,569
Residential real estate:
Residential	280,351	269,137
Home equity	95,317	104,881
Consumer	6,825	8,462
Total loans, net of deferred fees and costs	$1,940,332	$2,015,056

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at September 30, 2021 and  December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal balance	$182,125	$251,730
Carrying amount	174,184	241,008

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal balance	$29,073	$37,417
Carrying amount	23,072	30,201

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the nine months ended September 30, 2021 and the year ended December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Balance at January 1	$6,513	$7,893
Accretion	(2,948)	(3,553)
Reclassification from nonaccretable difference	1,432	2,233
Other changes, net (1)	(433)	(60)
	$4,564	$6,513

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$51	$—	$—	$32	$83	$320,195	$320,278
Commercial real estate:
Construction and land development	—	—	—	1	1	120,192	120,193
Commercial real estate - owner occupied	—	—	—	23	23	404,006	404,029
Commercial real estate - non-owner occupied	—	—	—	926	926	712,413	713,339
Residential:
Residential	409	—	—	827	1,236	279,115	280,351
Home equity	81	55	—	81	217	95,100	95,317
Consumer	1	13	—	13	27	6,798	6,825
Total	$542	$68	$—	$1,903	$2,513	$1,937,819	$1,940,332

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2020 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$153	$9	$—	$100	$262	$490,994	$491,256
Commercial real estate:
Construction and land development	168	—	—	5	173	139,898	140,071
Commercial real estate - owner occupied	62	—	209	304	575	373,105	373,680
Commercial real estate - non-owner occupied	—	—	—	1,158	1,158	626,411	627,569
Residential:
Residential	711	211	53	792	1,767	267,370	269,137
Home equity	—	—	—	69	69	104,812	104,881
Consumer	49	14	—	6	69	8,393	8,462
Total	$1,143	$234	$262	$2,434	$4,073	$2,010,983	$2,015,056

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2021 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$5	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	14	11	—	87	1
Commercial real estate - non-owner occupied	1,027	1,026	—	1,087	22
Residential:
Residential	1,139	1,146	—	1,265	31
Home equity	5	5	—	5	—
Consumer	—	—	—	—	—
	$2,185	$2,188	$—	$2,449	$54
With a related allowance recorded:
Commercial	$16	$9	$9	$28	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	31	—
Residential
Residential	16	16	1	76	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$32	$25	$10	$135	$3
Total:
Commercial	$16	$9	$9	$33	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	14	11	—	87	1
Commercial real estate - non-owner occupied	1,027	1,026	—	1,118	22
Residential:
Residential	1,155	1,162	1	1,341	33
Home equity	5	5	—	5	—
Consumer	—	—	—	—	—
	$2,217	$2,213	$10	$2,584	$57

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

During the three and nine months ended September 30, 2021 there were no loans modified as troubled debt restructurings ("TDRs"). During the nine months ended September 30, 2020, there were five loans modified as TDRs.  One was a commercial loan, two were commercial real estate - non-owner occupied loans, one was a residential real estate loan, and one was a home equity loan, all included in the impaired loan balances. The commercial loan was a payment deferral with a pre- and post-modification outstanding investment of $106,000. The two commercial real estate - non-owner occupied loans were payment deferrals with an aggregate pre- and post-modification outstanding recorded investment of $1,311,000. The residential real estate loan was a payment deferral with a pre- and post-modification outstanding recorded investment of $82,000. The home equity loan was an extension of maturity with a pre- and post-modification outstanding recorded investment of $6,000.

During the nine months ended September 30, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259,000 at restructure and one commercial loan with a recorded investment of $106,000 at restructure that subsequently defaulted within 12 months of modification. During the nine months ended September 30, 2020, the Company had one commercial real estate loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.  There were no defaults during the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

The Company utilized a Disaster Assistance Program for borrowers in accordance with Section 4013 of the CARES Act throughout the pandemic. The Company assisted borrowers with modifications to outstanding loan balances of $347.0 million in the aggregate since the beginning of the pandemic in March 2020. At September 30, 2021, all modifications had expired compared to outstanding loan balances of $2.3 million at June 30, 2021.

The Company processed a total of $364.2 million in PPP loans under the CARES Act.  Of the total processed, $66.9 million was forgiven in the three months and $254.3 million in the nine months ended September 30, 2021. Total outstanding net PPP loans were $37.2 million and $211.3 million at  September 30, 2021 and December 31, 2020, respectively.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2021, the commercial real estate portfolio included concentrations of $83,540,000, $44,127,000 and $199,571,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 4.3%, 2.3%, and 10.3% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $5,000 in residential loans in process of foreclosure at September 30, 2021 and $387,000 in process of foreclosure at  December 31, 2020, respectively. The Company had no residential other real estate owned ("OREO") at September 30, 2021 and had $285,000 in residential OREO at December 31, 2020.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of September 30, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$311,207	$115,975	$383,787	$697,632	$275,172	$94,941
Special Mention	8,466	2,933	11,840	8,880	2,375	—
Substandard	605	1,285	8,402	6,827	2,804	376
Doubtful	—	—	—	—	—	—
Total	$320,278	$120,193	$404,029	$713,339	$280,351	$95,317

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,824
Nonperforming	1
Total	$6,825

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2020 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$479,416	$131,770	$350,376	$612,688	$262,677	$104,608
Special Mention	10,956	2,505	14,621	9,196	3,665	—
Substandard	865	5,796	8,474	5,563	2,795	273
Doubtful	19	—	209	122	—	—
Total	$491,256	$140,071	$373,680	$627,569	$269,137	$104,881

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$8,456
Nonperforming	6
Total	$8,462

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Allowance for Loan Losses
Balance, beginning of period	$21,403	$13,152	$13,152
Provision for (recovery of) loan losses	(870)	8,916	8,331
Charge-offs	(70)	(1,006)	(675)
Recoveries	167	341	280
Balance, end of period	$20,630	$21,403	$21,088

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$304	$329	$329
Provision for (recovery of) unfunded commitments	23	(25)	10
Balance, end of period	$327	$304	$339

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Provision for (recovery of) loan losses	(440)	(551)	166	259	(281)	(23)	(870)
Charge-offs	—	—	(3)	—	(17)	(50)	(70)
Recoveries	27	—	6	6	71	57	167
Balance at September 30, 2021	$2,960	$1,376	$4,509	$7,891	$3,840	$54	$20,630

Balance at September 30, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$9	$—	$—	$—	$1	$—	$10
Collectively evaluated for impairment	2,930	1,376	4,311	7,465	3,760	54	19,896
Purchased credit impaired loans	21	—	198	426	79	—	724
Total	$2,960	$1,376	$4,509	$7,891	$3,840	$54	$20,630

Loans
Individually evaluated for impairment	$16	$—	$14	$1,027	$1,160	$—	$2,217
Collectively evaluated for impairment	319,837	119,967	394,875	704,158	369,394	6,812	1,915,043
Purchased credit impaired loans	425	226	9,140	8,154	5,114	13	23,072
Total	$320,278	$120,193	$404,029	$713,339	$375,668	$6,825	$1,940,332

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

There was a provision expense of $482,000 in the third quarter of 2021 compared to a recovery of provision expense of $1.4 million in the second quarter of 2021 and an expense of $2.6 million for the third quarter of the previous year. The expense in the third quarter of 2021 was the net result of the required provision resulting from significant loan growth netted against a negative provision from the adjustment of qualitative factors around continued improvement in economic conditions.  Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the adjustments to the factors reducing the provision expense in the third quarter and also resulted in a negative provision in the second quarter of 2021. The expense in the third quarter of 2020 was the result of adjustments to the qualitative factors for the declining and uncertain economic landscape in the wake of the COVID-19 pandemic. Sharp declines in employment, GDP, housing starts and business activity in general indicated a higher risk of probable future losses in the Bank's portfolio at the time.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment.  The Company reviews the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist.  In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2021, the Company concluded that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2021 or 2020.

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

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2021, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$85,048	$6,091
Amortization	—	(1,113)
Balance at September 30, 2021	$85,048	$4,978

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	September 30, 2021	December 31, 2020
Lease liabilities	$4,119	$4,940
Right-of-use assets	$4,040	$4,878
Weighted average remaining lease term (years)	7.12	7.33
Weighted average discount rate	3.15%	3.03%

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Lease cost
Operating lease cost	$267	$243
Short-term lease cost	—	1
Total lease cost	$267	$244

Cash paid for amounts included in the measurement of lease liabilities	$265	$237

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Lease cost
Operating lease cost	$804	$742
Short-term lease cost	—	2
Total lease cost	$804	$744

Cash paid for amounts included in the measurement of lease liabilities	$781	$722

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of September 30, 2021
Three months ending December 31, 2021	$266
Twelve months ending December 31, 2022	1,037
Twelve months ending December 31, 2023	938
Twelve months ending December 31, 2024	509
Twelve months ending December 31, 2025	471
Twelve months ending December 31, 2026	260
Thereafter	1,167
Total undiscounted cash flows	4,648
Discount	(529)
Lease liabilities	$4,119

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Customer repurchase agreements	$26,595	$42,551

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  September 30, 2021, $959,095,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of September 30, 2021 or December 31, 2020.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2021, the Bank's public deposits totaled $309,407,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2021, the Company had $275,000,000 in letters of credit with the FHLB outstanding, as well as $84,412,000 in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  September 30, 2021 and December 31, 2020 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,531	4,489

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,057	3,022

				$28,207	$28,130

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $624,000 and $552,000 at September 30, 2021 and $666,000 and $587,000 at  December 31, 2020, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$3,265	$4,050

	December 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$4,868	$5,750

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

A summary of stock option transactions for the nine months ended September 30, 2021 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	10,541	$16.63
Granted	—	—
Exercised	(5,180)	16.63
Forfeited	(332)	16.63
Expired	—	—
Outstanding and exercisable at September 30, 2021	5,029	$16.63	3.22	$83

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. As of September 30, 2021, there were no nonvested stock option grants and no unrecognized compensation expense. The outstanding options have a remaining final maturity date of December 2024.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2021 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2020	58,539	$34.81
Granted	24,709	28.26
Vested	(16,661)	38.63
Forfeited	(2,065)	30.72
Nonvested at September 30, 2021	64,522	$31.45

As of September 30, 2021 and December 31, 2020, there was $910,000 and $797,000 respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.46 years. The share based compensation expense for nonvested restricted stock was $534,000 and $504,000 during the first nine months of 2021 and 2020, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2021, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10,000. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250,000 with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 16,370 and 21,697 shares and recognized share based compensation expense of $531,000 and $598,000 during the first nine months of 2021 and 2020, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,833,875	$0.94	10,966,645	$0.66
Effect of dilutive securities - stock options	2,418	—	3,256	—
Diluted earnings per share	10,836,293	$0.94	10,969,901	$0.66

	Nine Months Ended September 30,
	2021		2020
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,907,721	$2.96	10,983,729	$1.93
Effect of dilutive securities - stock options	3,651	(0.01)	4,361	—
Diluted earnings per share	10,911,372	$2.95	10,988,090	$1.93

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or nine months ended September 30, 2021 and 2020.

Note 12 – Fair Value Measurements

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2021 or December 31, 2020.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2021 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$110,041	$—	$110,041	$—
Federal agencies and GSEs	90,496	—	90,496	—
Mortgage-backed and CMOs	360,408	—	360,408	—
State and municipal	63,866	—	63,866	—
Corporate	19,138	—	19,138	—
Total securities available for sale	$643,949	$—	$643,949	$—
Loans held for sale	$9,518	$—	$9,518	$—
Liabilities:
Derivative - cash flow hedges	$3,265	$—	$3,265	$—

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$34,998	$—	$34,998	$—
Federal agencies and GSEs	106,023	—	106,023	—
Mortgage-backed and CMOs	252,782	—	252,782	—
State and municipal	59,099	—	59,099	—
Corporate	13,189	—	13,189	—
Total securities available for sale	$466,091	$—	$466,091	$—
Loans held for sale	$15,591	$—	$15,591	$—
Liabilities:
Derivative - cash flow hedges	$4,868	$—	$4,868	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2021 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$22	$—	$—	$22
Other real estate owned, net	213	—	—	213

	Fair Value Measurements at December 31, 2020 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$268	$—	$—	$268
Other real estate owned, net	958	—	—	958

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2021 and December 31, 2020:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4.13% - 7.20%; 5.21%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2021 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$518,401	$518,401	$—	$—	$518,401
Securities available for sale	643,949	—	643,949	—	643,949
Restricted stock	8,046	—	8,046	—	8,046
Loans held for sale	9,518	—	9,518	—	9,518
Loans, net of allowance	1,919,702	—	—	1,904,320	1,904,320
Bank owned life insurance	28,950	—	28,950	—	28,950
Accrued interest receivable	5,829	—	5,829	—	5,829

Financial Liabilities:
Deposits	$2,862,081	$—	$2,864,242	$—	$2,864,242
Repurchase agreements	26,595	—	26,595	—	26,595
Junior subordinated debt	28,207	—	—	26,037	26,037
Accrued interest payable	424	—	424	—	424
Derivative - cash flow hedges	3,265	—	3,265	—	3,265

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

Segment information as of and for the three and nine months ended September 30, 2021 and 2020 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended September 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$24,277	$—	$24,277
Interest expense	1,184	—	1,184
Noninterest income	3,547	1,576	5,123
Noninterest expense	14,164	679	14,843
Income before income taxes	12,080	811	12,891
Net income	9,537	641	10,178
Depreciation and amortization	929	3	932
Total assets	3,288,849	214	3,289,063
Goodwill	85,048	—	85,048
Capital expenditures	454	—	454

	As of and For the Three Months Ended September 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$24,179	$—	$24,179
Interest expense	2,684	—	2,684
Noninterest income	2,716	1,576	4,292
Noninterest expense	13,598	542	14,140
Income before income taxes	8,445	583	9,028
Net income	6,764	463	7,227
Depreciation and amortization	938	3	941
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	463	—	463

	As of and For the Nine Months Ended September 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$71,648	$—	$71,648
Interest expense	4,361	—	4,361
Noninterest income	11,697	4,490	16,187
Noninterest expense	41,529	2,016	43,545
Income before income taxes	38,326	2,473	40,799
Net income	30,278	1,955	32,233
Depreciation and amortization	2,798	9	2,807
Total assets	3,288,849	214	3,289,063
Goodwill	85,048	—	85,048
Capital expenditures	833	—	833

	As of and For the Nine Months Ended September 30, 2020
	Community Banking	Trust and Investment Services	Total
Interest income	$71,342	$—	$71,342
Interest expense	9,668	—	9,668
Noninterest income	9,050	3,572	12,622
Noninterest expense	38,751	1,155	39,906
Income before income taxes	24,866	1,193	26,059
Net income	20,273	978	21,251
Depreciation and amortization	2,838	6	2,844
Total assets	2,864,361	178	2,864,539
Goodwill	85,048	—	85,048
Capital expenditures	2,343	4	2,347

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the nine months ended September 30, 2021 and 2020 is shown in the following table (dollars in thousands):

	2021	2020
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$38,349	$35,633
Interest-bearing deposits in other banks	480,052	234,638
Cash and Cash Equivalents	$518,401	$270,271

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,715	$9,860
Income taxes	2,312	5,885
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	95
Transfer of loans to repossessions	—	411
Net unrealized gains (losses) on securities available for sale	(6,657)	6,789
Net unrealized gains (losses) on cash flow hedges	1,602	(2,715)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2020	$8,418	$(4,403)	$(1,301)	$2,714

Net unrealized losses on securities available for sale, net of tax, $(53)	(192)	—	—	(192)

Net unrealized gains on cash flow hedges, net of tax, $53	—	190	—	190

Balance at September 30, 2020	$8,226	$(4,213)	$(1,301)	$2,712

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

Net unrealized losses on securities available for sale, net of tax, $(474)	(1,717)	—	—	(1,717)

Net unrealized gains on cash flow hedges, net of tax, $49	—	181	—	181

Balance at September 30, 2021	$2,713	$(2,580)	$(1,637)	$(1,504)

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)

Net unrealized gains on securities available for sale, net of tax, $1,641	5,962	—	—	5,962

Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)

Net unrealized losses on cash flow hedges, net of tax, $(586)	—	(2,129)	—	(2,129)

Balance at September 30, 2020	$8,226	$(4,213)	$(1,301)	$2,712

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(1,450)	(5,207)	—	—	(5,207)

Net unrealized gains on cash flow hedges, net of tax, $337	—	1,266	—	1,266

Balance at September 30, 2021	$2,713	$(2,580)	$(1,637)	$(1,504)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

 For the Three and Nine Months Ended September 30, 2021 and 2020

(dollars in thousands)

For the Three Months Ended September 30, 2021	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended September 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Nine Months Ended September 30, 2021	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Nine Months Ended September 30, 2020	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gains on sales and calls of securities	$814	Securities gains, net
	(176)	Income taxes
Total reclassifications	$638	Net of tax

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

The Bank assisted borrowers through its Disaster Assistance Program ("DAP") adopted in March 2020 in response to the federal banking agencies issuance of the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus." This issuance was in response to the COVID-19 pandemic affecting societies and economies around the world. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explained that, in consultation with the Financial Accounting Standards Board ("FASB") staff, the federal banking agencies have concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings ("TDRs"). At September 30, 2021, all modifications had expired compared to outstanding modified loan balances of $30.0 million at December 31, 2020.

The Company continued to participate in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into the third quarter of 2021. The loans are 100% guaranteed by the SBA and therefore do not have a related allowance. The SBA paid the Bank a processing fee based on the size of the loan which is amortized to income over the life of the loan or until the loan is forgiven or otherwise repaid. During the third quarter of 2021, the SBA forgave $66.9 million of loans compared to $80.0 million in the second quarter of 2021. Total outstanding net PPP loans were $37.2 million and $211.3 million at September 30, 2021 and December 31, 2020, respectively.

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

Calculation and analysis of the ALLL is prepared quarterly by the Finance Department with review and input from Credit Administration. The Company's Credit Committee, Risk and Compliance Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment.  The Company reviews the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2021, the Company concluded that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2021 or 2020.

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

RESULTS OF OPERATIONS

Executive Overview

Third quarter 2021 financial highlights include the following:

•	Net loans held for investment, excluding PPP loans, grew $92.9 million, or 5.1%, during the third quarter compared to $15.4 million, or 0.9%, in the second quarter of this year and $83.0 million, or 4.6%, in the third quarter of the prior year.

•	Average deposits grew 3.4% during the quarter and 13.7% over the same quarter of 2020; the cost of interest-bearing deposits decreased to 0.17% in the third quarter, compared to 0.21% in the previous quarter and 0.52% in the same quarter of the prior year.

•	Fully taxable equivalent net interest margin was 3.09% for the quarter, up from 3.00% in the previous quarter and down from 3.26% in the same quarter of the prior year.*

•	Noninterest revenues decreased $19 thousand, or 0.4%, when compared to the previous quarter, and increased $831 thousand, or 19.4%, compared to the same quarter in the prior year.

•	Noninterest expense increased $206 thousand, or 1.4%, when compared to the previous quarter, and increased $703 thousand, or 5.0%, when compared to the same quarter in the prior year.

•	The Company recorded a provision for loan losses in the third quarter of 2021 of $482 thousand compared to a negative provision in the second quarter of $1.4 million and a provision expense of $2.6 million in the third quarter in the prior year. Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.01%) for the third and second quarters of 2021 and 0.01% for the third quarter of 2020.

•	Nonperforming assets as a percentage of total assets were 0.06% at September 30, 2021, down from 0.07% at June 30, 2021 and 0.16% at September 30, 2020.

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

Three months ended September 30, 2021 and 2020

Net interest income on a taxable equivalent basis was $23.1 million, an increase of $1.6 million, or 7.4%, for the third quarter of 2021 compared to $21.5 million for the same quarter of 2020. The increase in net interest income from the same quarter in the prior year was attributable to an increase in earning assets and fee recognition associated with PPP loans, additional accretion income and reduced deposit costs from a significantly lower rate environment. Average loan balances for the 2021 quarter were down $179,074,000, or 8.5%, over the 2020 quarter, primarily due to PPP forgiveness. PPP loans had a net balance of $37,200,000 at September 30, 2021, earn 1% interest, and generate fee income that is being accreted over the life of the loans or at forgiveness. The interest income from the total PPP portfolio generated $169,000 in revenues for the third quarter of 2021.  Total net PPP fees recognized in net interest income during the third quarter of 2021 were $2,436,000, enhanced by the accelerated amortization of fees and costs on the forgiveness of $66,900,000 in PPP loans. Loan yields for the quarter were 31 basis points higher than the 2020 quarter.

For the third quarter of 2021, the Company's yield on interest-earning assets was 3.25%, compared to 3.66% for the third quarter of 2020. The cost of interest-bearing liabilities was 0.25% for the 2021 period compared to 0.63% for the 2020 period. The interest rate spread was 3.00% for the 2021 period compared to 3.03% for the 2020 period. The net interest margin, on a fully taxable equivalent basis, was 3.09% for the 2021 period compared to 3.26%, for the 2020 period, a decrease of 17 basis points. The decrease in net interest margin was driven by declining interest rates partially offset by PPP fee income earned.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2021 and 2020. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$325,692	$544,712	$5,185	$4,495	6.32%	3.28%
Real estate	1,590,858	1,549,078	16,702	17,755	4.20	4.58
Consumer	6,731	8,565	125	144	7.37	6.69
Total loans	1,923,281	2,102,355	22,012	22,394	4.57	4.26

Securities:
U.S. Treasury	53,347	10,541	139	3	1.04	0.11
Federal agencies and GSEs	90,876	61,405	265	287	1.17	1.87
Mortgage-backed and CMOs	335,940	194,585	1,091	942	1.30	1.94
State and municipal	62,883	46,432	320	294	2.04	2.53
Other securities	26,462	20,815	311	275	4.70	5.28
Total securities	569,508	333,778	2,126	1,801	1.49	2.16

Deposits in other banks	496,872	212,857	201	59	0.16	0.11

Total interest-earning assets	2,989,661	2,648,990	24,339	24,254	3.25	3.66

Non-earning assets	209,853	221,223

Total assets	$3,199,514	$2,870,213

Deposits:
Demand	$481,032	$410,228	38	56	0.03	0.05
Money market	713,846	580,200	166	475	0.09	0.33
Savings	247,536	206,493	6	24	0.01	0.05
Time	375,181	423,039	571	1,563	0.60	1.47
Total deposits	1,817,595	1,619,960	781	2,118	0.17	0.52

Customer repurchase agreements	29,681	45,689	3	42	0.04	0.37
Long-term borrowings	28,192	35,597	400	524	5.68	5.89
Total interest-bearing liabilities	1,875,468	1,701,246	1,184	2,684	0.25	0.63

Noninterest-bearing demand deposits	950,673	814,685
Other liabilities	21,727	24,244
Shareholders' equity	351,646	330,038
Total liabilities and shareholders' equity	$3,199,514	$2,870,213

Interest rate spread					3.00%	3.03%
Net interest margin					3.09%	3.26%

Net interest income (taxable equivalent basis)			23,155	21,570
Less: Taxable equivalent adjustment			62	75
Net interest income			$23,093	$21,495

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30,
	2021 vs. 2020
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$690	$3,005	$(2,315)
Real estate	(1,053)	(1,522)	469
Consumer	(19)	14	(33)
Total loans	(382)	1,497	(1,879)
Securities:
U.S. Treasury	136	91	45
Federal agencies and GSEs	(22)	(131)	109
Mortgage-backed and CMOs	149	(380)	529
State and municipal	26	(65)	91
Other securities	36	(33)	69
Total securities	325	(518)	843
Deposits in other banks	142	36	106
Total interest income	85	1,015	(930)

Interest expense
Deposits:
Demand	(18)	(26)	8
Money market	(309)	(399)	90
Savings	(18)	(22)	4
Time	(992)	(832)	(160)
Total deposits	(1,337)	(1,279)	(58)
Customer repurchase agreements	(39)	(28)	(11)
Long-term borrowings	(124)	(18)	(106)
Total interest expense	(1,500)	(1,325)	(175)
Net interest income (taxable equivalent basis)	$1,585	$2,340	$(755)

Nine months ended September 30, 2021 and 2020

Net interest income on a taxable equivalent basis was $67.5 million for the nine months ended September 30, 2021, an increase of $5,575,000, or 9.0%, compared to $61.9 million in the same period of 2020. The increase in net interest income from the same period in the prior year was attributable to an increase in earning assets and fee recognition associated with PPP, accretion income and reduced deposit costs from a significantly lower rate environment. Average loan balances for the 2021 period were down $27,446,000, or 1.4%, over the 2020 period, primarily due to PPP forgiveness. These loans had a net balance of $37,200,000 at September 30, 2021, earn 1% interest, and generate fee income that is being accreted over the life of the loans or until forgiveness where the fee income is fully accreted into income. The interest income from the total PPP portfolio generated $1,054,000 in revenues for the nine months of 2021. Total net PPP fees recognized in net interest income during the period of 2021 were $7,073,000, enhanced by the accelerated amortization of fees and costs on the forgiveness of $252,000,000 in PPP loans. Loan yields for the 2021 period were 7 basis points higher than the 2020 period.

For the nine months ended September 30, 2021, the Company's yield on interest-earning assets was 3.30%, compared to 3.84% for the prior year period. The cost of interest-bearing liabilities was 0.32% for the 2021 period compared to 0.79% for the 2020 period. The interest rate spread was 2.98% for the 2021 period compared to 3.05% for the 2020 period. The net interest margin, on a fully taxable equivalent basis, was 3.10% in the 2021 period compared to 3.32% in the 2020 period, a decrease of 22 basis points. The decrease in net interest margin was driven by declining interest rates partially offset by PPP fee income earned.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2021 and 2020. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$393,571	$464,094	$15,433	$12,414	5.24%	3.57%
Real estate	1,568,055	1,522,803	49,642	52,319	4.22	4.58
Consumer	7,139	9,314	364	451	6.82	6.47
Total loans	1,968,765	1,996,211	65,439	65,184	4.43	4.36

Securities:
U.S. Treasury	36,969	7,292	265	47	0.96	0.86
Federal agencies and GSEs	99,595	70,604	867	1,147	1.16	2.17
Mortgage-backed and CMOs	292,207	198,528	3,025	3,144	1.38	2.11
State and municipal	61,210	43,345	958	871	2.09	2.68
Other securities	24,175	19,932	900	812	4.96	5.43
Total securities	514,156	339,701	6,015	6,021	1.56	2.36

Deposits in other banks	422,111	147,996	375	356	0.12	0.32

Total interest-earning assets	2,905,032	2,483,908	71,829	71,561	3.30	3.84

Non-earning assets	210,651	222,451

Total assets	$3,115,683	$2,706,359

Deposits:
Demand	$466,999	$371,155	116	294	0.03	0.11
Money market	700,027	550,063	657	2,254	0.13	0.55
Savings	238,349	192,632	19	101	0.01	0.07
Time	367,979	446,354	2,198	5,259	0.80	1.57
Total deposits	1,773,354	1,560,204	2,990	7,908	0.23	0.68

Customer repurchase agreements	36,954	43,649	19	237	0.07	0.73
Other short-term borrowings	—	1	—	—	—	0.50
Long-term borrowings	33,111	35,575	1,352	1,523	5.44	5.71
Total interest-bearing liabilities	1,843,419	1,639,429	4,361	9,668	0.32	0.79

Noninterest-bearing demand deposits	903,296	717,007
Other liabilities	22,238	22,692
Shareholders' equity	346,730	327,231
Total liabilities and shareholders' equity	$3,115,683	$2,706,359

Interest rate spread					2.98%	3.05%
Net interest margin					3.10%	3.32%

Net interest income (taxable equivalent basis)			67,468	61,893
Less: Taxable equivalent adjustment			181	219
Net interest income			$67,287	$61,674

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30,
	2021 vs. 2020
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$3,019	$5,122	$(2,103)
Real estate	(2,677)	(4,198)	1,521
Consumer	(87)	23	(110)
Total loans	255	947	(692)
Securities:
U.S. Treasury	218	6	212
Federal agencies and GSEs	(280)	(648)	368
Mortgage-backed and CMOs	(119)	(1,306)	1,187
State and municipal	87	(220)	307
Other securities	88	(74)	162
Total securities	(6)	(2,242)	2,236
Deposits in other banks	19	(330)	349
Total interest income	268	(1,625)	1,893

Interest expense
Deposits:
Demand	(178)	(240)	62
Money market	(1,597)	(2,088)	491
Savings	(82)	(102)	20
Time	(3,061)	(2,257)	(804)
Total deposits	(4,918)	(4,687)	(231)
Customer repurchase agreements	(218)	(186)	(32)
Long-term borrowings	(171)	(68)	(103)
Total interest expense	(5,307)	(4,941)	(366)
Net interest income (taxable equivalent basis)	$5,575	$3,316	$2,259

Noninterest Income

Three months ended September 30, 2021 and 2020

For the quarter ended September 30, 2021, noninterest income increased $831,000, or 19.4%, compared to the comparable 2020 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust fees	$1,311	$1,054	$257	24.4%
Service charges on deposit accounts	664	618	46	7.4
Other fees and commissions	1,147	996	151	15.2
Mortgage banking income	989	1,030	(41)	(4.0)
Brokerage fees	265	170	95	55.9
Income from Small Business Investment Companies	491	98	393	(401.0)
Income from insurance investments	132	108	24	22.2
Losses on premises and equipment, net	(107)	(15)	(92)	(613.3)
Other	231	233	(2)	(0.9)
Total noninterest income	$5,123	$4,292	$831	19.4

Trust fees increased $257,000 for the three months ended September 30, 2021 compared to the same quarter in 2020 as a result of growth in clients and growth in market value. Other fees and commissions increased $151,000 in the 2021 quarter compared to the 2020 quarter due to increased usage of debit cards. Income from Small Business Investment Companies increased $393,000, primarily the result of additional income distributions during the three months ended September 30, 2021 compared to the same quarter in 2020. During the third quarter of 2021, the Company recognized a loss on premises and equipment, net of $105,000 from the sale of buildings acquired in the HomeTown Bankshares Corporation acquisition compared to no losses in the 2020 quarter related to these transactions.

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, noninterest income increased $3,565,000, or 28.2%, compared to the comparable 2020 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust fees	$3,757	$3,019	$738	24.4%
Service charges on deposit accounts	1,916	1,880	36	1.9
Other fees and commissions	3,644	2,888	756	26.2
Mortgage banking income	3,449	2,472	977	39.5
Securities gains, net	—	814	(814)	(100.0)
Brokerage fees	733	553	180	32.5
Income from Small Business Investment Companies	1,510	34	1,476	(4,341.2)
Income from insurance investments	1,062	271	791	291.9
Losses on premises and equipment, net	(588)	(97)	(491)	506.2
Other	704	788	(84)	(10.7)
Total noninterest income	$16,187	$12,622	$3,565	28.2

Trust fees increased $738,000 for the nine months ended September 30, 2021 compared to the same period in 2020 as a result of growth in clients and growth in market value.  Other fees and commissions increased $756,000 in the 2021 period compared to the 2020 period due to increased usage of debit cards. Mortgage banking income increased $977,000 in the 2021 period compared to the 2020 period, primarily due to increased volume of applications for purchases and refinancing. There were no net securities gains in the 2021 period compared to $814,000 in the same period in 2020. Income from Small Business Investment Companies and income from insurance investments increased $1,476,000 and $791,000, respectively, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in income from insurance investments was primarily the result of an additional bonus distribution received in 2021. Losses on premises and equipment, net increased $491,000 from the 2020 period, primarily from the loss of $543,000 recognized in the 2021 period on the sale of buildings acquired in the HomeTown Bankshares Corporation acquisition.

Noninterest Expense

Three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, noninterest expense increased $703,000, or 5.0%, compared to the same quarter of 2020. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$8,185	$7,989	$196	2.5%
Occupancy and equipment	1,513	1,423	90	6.3
FDIC assessment	194	162	32	19.8
Bank franchise tax	440	426	14	3.3
Core deposit intangible amortization	361	402	(41)	(10.2)
Data processing	748	705	43	6.1
Software	344	353	(9)	(2.5)
Other real estate owned, net	21	28	(7)	(25.0)
Other	3,037	2,652	385	14.5
Total noninterest expense	$14,843	$14,140	$703	5.0

Salaries and employee benefits increased $196,000 in the 2021 quarter as compared to the 2020 quarter primarily the result of additional salary expenses related to mortgage production. The increase in occupancy and equipment expense in the third quarter of 2021 compared to the third quarter of 2020 reflects additional expenses related to the opening of the Triangle (North Carolina) banking office and enhancements in technology.  Other expenses increased $385,000 compared to the same quarter of 2020 as a result of increased loan related expenses and normal expense seasonality.

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, noninterest expense increased $3,639,000, or 9.1%, compared to the same period of 2020. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$23,881	$21,540	$2,341	10.9%
Occupancy and equipment	4,548	4,116	432	10.5
FDIC assessment	644	433	211	48.7
Bank franchise tax	1,321	1,277	44	3.4
Core deposit intangible amortization	1,113	1,246	(133)	(10.7)
Data processing	2,224	2,253	(29)	(1.3)
Software	1,011	1,112	(101)	(9.1)
Other real estate owned, net	148	34	114	335.3
Other	8,655	7,895	760	9.6
Total noninterest expense	$43,545	$39,906	$3,639	9.1

Salaries and employee benefits increased $2,341,000 in the 2021 period as compared to the 2020 period. Salaries and employee benefits expenses increased in the 2021 period due to incentive accrual adjustments and the reduced deferral of salary costs from the PPP program than was recorded in the 2020 period. The nine months ended September 30, 2021 also included increased mortgage commissions due to increased loan production.  The increase in occupancy and equipment expense in the period of 2021 compared to the period of 2020 reflects expenses related to the opening of the Triangle banking office and enhancements in technology. Other real estate owned ("OREO"), net expense was $148,000 in the nine months ended September 30, 2021 compared $34,000 in the same period in 2020; the result of a loss on the sale of OREO of $111,000 during the 2021 period. Other expenses increased $760,000 compared to the same quarter of 2020 primarily from increased loan related expenses, investment related expenses, investments in technology and normal expense seasonality.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO, (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2021 quarter was 51.03% compared to 53.00% for the 2020 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Efficiency Ratio
Noninterest expense	$14,843	$14,140	$43,545	$39,906
Add/subtract: gain/loss on sale of OREO, net of write-downs	—	(23)	(111)	35
Subtract: core deposit intangible amortization	(361)	(402)	(1,113)	(1,246)
	$14,482	$13,715	$42,321	$38,695

Net interest income	$23,093	$21,495	$67,287	$61,674
Tax equivalent adjustment	62	75	181	144
Noninterest income	5,123	4,292	16,187	12,622
Subtract: gain on securities	—	—	—	(814)
Add: loss on fixed assets	107	15	588	97
	$28,385	$25,877	$84,243	$73,723

Efficiency ratio	51.02%	53.00%	50.24%	52.49%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$22,012	$22,394	$65,439	$65,184
Interest income - investments and other	2,327	1,860	6,390	6,377
Interest expense - deposits	(781)	(2,118)	(2,990)	(7,908)
Interest expense - customer repurchase agreements	(3)	(42)	(19)	(237)
Interest expense - long-term borrowings	(400)	(524)	(1,352)	(1,523)
Total net interest income	$23,155	$21,570	$67,468	$61,893
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(38)	$(48)	$(105)	$(138)
Tax benefit realized on non-taxable interest income - municipal securities	(24)	(27)	(76)	(81)
GAAP measures net interest income	$23,093	$21,495	$67,287	$61,674

Income Taxes

The effective tax rate for the third quarter of 2021 was 21.05% compared to 21.00% for the third quarter of 2020.  The effective rates for the nine months ended September 30, 2021 and 2020, respectively, were 20.99% and 18.45%. The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and vesting of restricted stock.  However, it can be more than the statutory rate due to the presence of state taxes.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three and nine months ended September 30, 2021 and 2020, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended September 30, 2021	$1,332	$18	$(25)	$1,325
For the three months ended September 30, 2020	1,649	33	(21)	1,661

For the nine months ended September 30, 2021	3,163	61	(76)	3,148
For the nine months ended September 30, 2020	2,530	153	(63)	2,620

For the remaining three months of 2021 (estimated)	405	17	(27)	395
For the years ending (estimated):
2022	1,330	50	(102)	1,278
2023	782	30	(102)	710
2024	547	5	(102)	450
2025	424	2	(102)	324
2026	295	1	(102)	194
Thereafter (estimated)	1,004	2	(640)	366

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

The available for sale securities portfolio was $643,949,000 at September 30, 2021, compared to $466,091,000 at December 31, 2020, an increase of $177,858,000, or 38.2%. At September 30, 2021, the available for sale portfolio had an amortized cost of $640,507,000, resulting in a net unrealized gain of $3,442,000. At December 31, 2020, the available for sale portfolio had an amortized cost of $455,992,000, resulting in a net unrealized gain of $10,099,000.

During the nine months ended September 30, 2021, the Company did not sell any securities. This compares to the nine months ended September 30, 2020, when the Company sold $5,000,000 in par value bonds and realized a net gain of $814,000.

The Company is cognizant of the continuing historically low and steady rate environment and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2021, the commercial real estate portfolio included concentrations of $83,540,000, $44,127,000 and $199,571,000 in hotel, restaurants, and retail loans, respectively. These concentrations total 16.9% of total loans, excluding loans in process.

Total loans were $1,940,332,000 at September 30, 2021, compared to $2,015,056,000 at December 31, 2020, a decrease of $74,724,000, or 3.7%. At September 30, 2021, net PPP loans, which are in the commercial loan category, totaled $37,200,000, compared to $211,275,000 at December 31, 2020.

Average loans were $1,923,281,000 for the third quarter of 2021, compared to $2,105,355,000 for the third quarter of 2020, a decrease of $179,074,000, or 8.5%, primarily related to PPP forgiveness.

Loans held for sale totaled $9,518,000 at September 30, 2021 and $15,591,000 at December 31, 2020. Secondary loan production volume was $113,671,000 for the nine month period ended September 30, 2021 and $116,071,000 for the same period of 2020. These loans were approximately 35% purchase and 65% refinancing for the quarter ended September 30, 2021, and for the year ended December 31, 2020.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Commercial	$320,278	$491,256
Commercial real estate:
Construction and land development	120,193	140,071
Commercial real estate - owner occupied	404,029	373,680
Commercial real estate - non-owner occupied	713,339	627,569
Residential real estate:
Residential	280,351	269,137
Home equity	95,317	104,881
Consumer	6,825	8,462
Total loans, net of deferred fees and costs	$1,940,332	$2,015,056

Provision for Loan Losses

The Company had a provision for loan losses of $482,000 for the third quarter of 2021, as compared to a negative provision of $1,352,000 for the second quarter of 2021, and $2,619,000 for the third quarter of 2020. The third quarter of 2021 provision expense was required due to the significant loan growth during the quarter but offset by reductions in the qualitative factors related to both national and local economic conditions, particularly declining levels of unemployment rates and jobless claims.  Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the negative provision related to these qualitative factors.  Net recoveries for the three months ended September 30, 2021 were $51,000 compared to $38,000 for the same 2020 period.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At September 30, 2021, the ALLL was $20,630,000, compared to $21,403,000 at December 31, 2020. The ALLL as a percentage of total loans at such dates was 1.06%.  The ALLL as a percentage of loans without PPP loans at September 30, 2021 was 1.08% compared to 1.19% at December 31, 2020.  PPP loans are 100% guaranteed by the SBA so there is no allowance associated with the loans in the program.

The Company recognized provision expense of $482,000 in the third quarter of 2021 and a recovery of provision expense in the second quarter of 2021 of $1.4 million, accounting for the change from December 31, 2021 in the ALLL.  The expense in the third quarter was the net result of the required provision resulting from significant loan growth during the quarter netted against a negative provision from the adjustment of qualitative factors around continued improvement in economic conditions. The improvement in the qualitative factors discussed justified the negative provision recognized in the second quarter where loan growth was minimal. Ongoing low charge-off and delinquency rates and overall strong asset quality metrics also contributed to the qualitative factor adjustments.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.13% at September 30, 2021, compared to 1.16% at December 31, 2020. On a dollar basis, the reserve was $19,896,000 at September 30, 2021, compared to $20,534,000 at December 31, 2020. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.44% at September 30, 2021, compared to 1.06% at December 31, 2020. On a dollar basis, the reserve was $9,800 at September 30, 2021, compared to $30,000 at December 31, 2020. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $635,000 over December 31, 2020.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $724,000 at September 30, 2021 compared to $839,000 at December 31, 2020. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$21,403	$13,152

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	3	17
Commercial real estate - non-owner occupied	—	165
Residential real estate	17	90
Home equity	—	27
Total real estate	20	299
Commercial and industrial	—	505
Consumer	50	202
Total charge-offs	70	1,006

Recoveries:
Construction and land development	—	2
Commercial real estate - owner occupied	6	12
Commercial real estate - non-owner occupied	6	50
Residential real estate	41	63
Home equity	30	22
Total real estate	83	149
Commercial and industrial	27	65
Consumer	57	127
Total recoveries	167	341

Net charge-offs (recoveries)	(97)	665
(Recovery of) Provision for loan losses	(870)	8,916
Balance at end of period	$20,630	$21,403

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2021	December 31, 2020
Allowance to loans (1)	1.06%	1.06%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	1.13	1.16
Net charge-offs (recoveries) to allowance (3)	(0.63)	3.11
Net charge-offs to average loans (3)	(0.01)	0.03
Nonperforming assets to total assets	0.06	0.12
Nonperforming loans to loans	0.10	0.13
Provision to net charge-offs (recoveries) (3)	(896.91)	1,340.75
Provision (recovery) to average loans (3)	(0.06)	0.44
Allowance to nonperforming loans	1,084.08	793.88

__________________________

(1) - Excluding PPP loans, 1.08% at September 30, 2021 and 1.19% at December 31, 2020

(2) - Excluding PPP loans, 1.15% at September 30, 2021 and 1.32% at December 31, 2020

(3) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.10% at September 30, 2021 and 0.13% at December 31, 2020.

Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.06% and 0.13% of total assets at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents the Company's nonperforming assets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Nonperforming Assets
	September 30, 2021	December 31, 2020
Nonaccrual loans:
Real estate	$1,858	$2,328
Commercial	32	100
Consumer	13	6
Total nonaccrual loans	1,903	2,434

Loans past due 90 days and accruing interest:
Real estate	—	262

Total nonperforming loans	1,903	2,696

Other real estate owned	213	958

Total nonperforming assets	$2,116	$3,654

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of purchased credit impaired loans, as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Impaired Loans
	September 30, 2021	December 31, 2020
Accruing	$677	$758
Nonaccruing	1,540	2,094
Total impaired loans	$2,217	$2,852

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,850,000 in TDRs at September 30, 2021 compared to $1,976,000 at December 31, 2020. These loans are included in the impaired loan table above.

During the third quarter, the remaining $2.3 million loans in the DAP program outstanding at the end of the second quarter of 2021 expired. At December 31, 2020the balance of outstanding loans in the program was $30.0 million, or 1.5%.

Other Real Estate Owned

OREO was $213,000 and $958,000 as of September 30, 2021 and December 31, 2020, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Other Real Estate Owned

	September 30, 2021	December 31, 2020
Construction and land development	$213	$443
Commercial real estate - owner occupied	—	230
Residential real estate	—	237
Home equity	—	48
Total other real estate owned	$213	$958

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2,862,081,000 at September 30, 2021 compared to $2,611,330,000 at December 31, 2020, an increase of $250,751,000, or 9.6%. The growth during the nine months ended September 30, 2021 is a result of continued higher than average cash balances being maintained by customers as elevated savings rates and liquidity patterns continue. This pattern has been prevalent since the second quarter of 2020 and is consistent with trends at other commercial banks.

Average interest-bearing deposits were $1,817,595,000 for the third quarter of 2021, compared to $1,619,960,000 for the third quarter of 2020, an increase of $197,635,000, or 12.2%. Average noninterest-bearing deposits for the 2021 quarter were $950,673,000, compared to $814,685,000 for the 2020 quarter, an increase of $135,988,000 or 16.7%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the third quarter of 2021 was 0.17%, down from 0.52% for the third quarter of 2020.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $350,387,000 at September 30, 2021 compared to $337,894,000 at December 31, 2020, an increase of $12,493,000, or 3.7%.

The Company paid cash dividends of $0.81 per share during the nine months of 2021 while the aggregate diluted earnings per share for the same period was $2.95.

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

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2021 and December 31, 2020. Management believes, as of September 30, 2021, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2021		Percentage At December 31, 2020
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.44%	13.21%	12.36%	12.86%
Tier 1 capital ratio	13.78	13.21	13.78	12.86
Total capital ratio	14.78	14.21	15.18	13.97

Leverage Capital Ratio:

Tier 1 leverage ratio	9.34	8.95	9.48	8.85

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021.

The Company repurchased 100,764 shares at an average cost of $32.87 per share, for a total of $3,313,000, in the third quarter of 2021. During the nine month period ended September 30, 2021, the Company repurchased 247,999 shares at an average cost of $32.84 per share, for a total cost of $8,143,000. In the nine month period ended September 30, 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share, for a total cost of $4,981,000.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $275,000,000 and $245,000,000 outstanding in letters of credit at September 30, 2021 and December 31, 2020, respectively. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through the CDARS program as of September 30, 2021 and December 31, 2020, were $550,000 and $4,342,000, respectively.

COVID-19 and the participation in the PPP and the DAP programs could significantly impact the Company's liquidity. Average deposits grew 13.7% in the third quarter of 2021 compared to the same quarter of 2020. Customers have continued to maintain higher cash balances through the third quarter of 2021 as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2020. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet, to support its programs and operations.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at September 30, 2021 and at December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit	$556,151	$503,272
Standby letters of credit	12,402	17,355
Mortgage loan rate-lock commitments	14,976	26,883

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2021 is asset sensitive. Management expects that the general direction of short-term market interest rates will be stable, but the outlook is less certain for longer-term rates during the remainder of 2021.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2021 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	September 30, 2021
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$21,456	26.5%
Up 3.00%	16,030	19.8
Up 2.00%	10,572	13.1
Up 1.00%	5,155	6.4
Flat	—	—
Down 0.25%	(1,016)	(1.3)
Down 1.00% (1)	(3,193)	(3.9)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2021 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	September 30, 2021
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$504,852	$206,761	69.4%
Up 3.00%	466,328	168,237	56.4
Up 2.00%	421,744	123,653	41.5
Up 1.00%	365,793	67,702	22.7
Flat	298,091	—	—
Down 0.25%	274,611	(23,480)	(7.9)
Down 1.00% (1)	188,290	(109,801)	(36.8)

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Shares of the Company's common stock were repurchased during the three months ended September 30, 2021 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to 102,001 shares of the Company's common stock as of September 30, 2021.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

July 31, 2021	6,618	$31.60	6,618	196,147
August 31, 2021	66,253	32.91	66,253	129,894
September 30, 2021	27,893	33.08	27,893	102,001
Total	100,764	$32.87	100,764

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 9, 2021		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - November 9, 2021		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 9, 2021		(principal accounting officer)