Form 10-K
period 2021-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2022-03-14
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021, based on the closing price, was $321,204,000.

The number of shares of the registrant's common stock outstanding on March 4, 2022 was 10,738,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference into Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders. The information required by Item 401 of Regulation S-K on executive officers is disclosed under Item 1- Business.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;
•	the ability to recruit and retain key personnel;
•	cybersecurity threats or attacks, the implementation of new technologies, and the ability to develop and maintain reliable and secure electronic systems; and
•	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts of threats or terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad; and
•	risks associated with mergers, acquisitions, and other expansion activities.

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

As of December 31, 2021, the operations of the Company were conducted at 26 banking offices in south central Virginia and north central North Carolina and one loan production office in Roanoke, Virginia. Through these offices, the Company serves its primary market area of south central Virginia and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through 37 Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."

On April 1, 2019, the Company completed the acquisition of Roanoke-based HomeTown Bankshares Corporation ("HomeTown"). The acquisition of HomeTown deepened the Company's footprint in the Roanoke, Virginia metropolitan area and created a presence in the New River Valley with an office in Christiansburg, Virginia.

The Company has two reportable segments, (i) community banking and (ii) wealth management. For more financial data and other information about each of the Company's operating segments, refer to "Note 21 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The Company has the largest deposit market share in the City of Danville, Virginia. The Company had a deposit market share in the Danville Micropolitan Statistical Area of 38.32% at June 30, 2021 based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia. The Company had a deposit market share in the County of 26.23% at June 30, 2021, based on FDIC data.

Unemployment levels in each Virginia market the Company serves have continued to improve from their COVID-19 related highs in early to mid-2020. Service sectors, financials, medical, manufacturing, construction, timber management and production, and technology related businesses have remained strong while hospitality, restaurants, travel & tourism, meeting spaces, and fitness facilities continue to suffer from the COVID-19 restrictions. Other important business industries include farming, tobacco processing and sales, and food processing. New businesses continue to move into the Company's Virginia footprint, which has been positive for economic growth.

The Company's market area in North Carolina has strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them. The Company had a deposit market share in Alamance County of 14.35% at June 30, 2021, based on FDIC data, which was the third largest of any FDIC-insured institution.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law. The following description briefly addresses certain provisions of federal and state laws and regulations, and their potential effects on the Company and the Bank. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty. A change in applicable laws, regulations or policies, or a change in the way such laws, regulations or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

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

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base of the Bank is based on its average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The FDIC uses a "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

 In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. In 2021 and 2020, the Company recorded expense of $864,000 and $639,000, respectively, for FDIC insurance premiums.

Capital Requirements

The FRB, the OCC and the FDIC have issued substantially similar capital guidelines applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

Effective January 1, 2015, the Company and the Bank became subject to rules implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain provisions of the Dodd-Frank Act (the "Basel III Capital Rules"). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets ("CET1") of at least 4.5%, plus a 2.5% "capital conservation buffer" (effectively resulting in a minimum CET1 ratio of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Institutions with a CET1 ratio above the minimum (4.5%) but below the minimum plus the conservation buffer (7.0%) will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall.

With respect to the Bank, the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the "FDIA") were also revised, effective as of January 1, 2015, to incorporate a CET1 ratio and to increase certain other capital ratios. To be well capitalized under the revised regulations, a bank must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. See "Prompt Corrective Action" below.

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.73% and 14.61%, respectively, as of December 31, 2021, thus exceeding the minimum requirements. The CET 1 ratio of the Company was 12.43% and the Bank was 13.15% as of December 31, 2021. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.15% and 14.03%, respectively, as of December 31, 2021, also exceeding the minimum requirements.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the "EGRRCPA") that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio (commonly referred to as the community bank leverage ratio or "CBLR"). Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and are deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework has a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. These CBLR rules were modified in response to the COVID-19 pandemic. See "Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021" below. The Company and the Bank do not currently expect to opt into the CBLR framework.

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

Permitted Activities

As a bank holding company, the permitted activities of the Company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the FRB may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control

The BHC Act and related regulations require, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties' managerial resources and risk management and governance processes and systems, the parties' compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution's performance under the Community Reinvestment Act of 1977, as amended (the "CRA"), and compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the Securities and Exchange Commission (the "SEC") under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company's common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

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

Safety and Soundness

There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership or default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management, vendor management, corporate governance, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Prompt Corrective Action

The federal bank regulatory agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. "Well capitalized" institutions may generally operate without additional supervisory restriction. With respect to "adequately capitalized" institutions, such banks cannot normally pay dividends or make any capital contributions that would leave the bank undercapitalized; they cannot pay a management fee to a controlling person if after paying the fee, it would be undercapitalized; and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming "undercapitalized," a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. Management believes, as of December 31, 2021 and 2020, the Bank met the requirements for being classified as "well capitalized."

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the "CFPB"), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further regulatory positions taken by the CFPB may influence how other regulatory agencies may apply the subject consumer financial protection laws and regulations.

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

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, like the Bank, for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. The proposed rules have not yet been finalized.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2021, the Company had not been made aware of any instances of non-compliance with the final guidance.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank’s mortgage origination activities are subject to the FRB’s Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio.  The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. As of December 31, 2021, the Bank was a qualifying community banking organization, but elected not to measure capital adequacy under the CBLR framework.

•

Temporary Troubled Debt Restructurings Relief.  The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles ("GAAP") for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring ("TDR"), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.  The Appropriations Act extended this temporary relief until January 1, 2022. The Company did not have any COVID-19 pandemic loan modifications as of December 31, 2021.

•

Small Business Administration Paycheck Protection Program.  The CARES Act created the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") and it was extended by the Appropriations Act.  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.

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

Human Capital Resources

At December 31, 2021, the Company employed 327 full-time persons and 44 part-time persons. In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.

As a holding company for a community bank, the Company is a relationship-driven organization. A key aspect of the Company’s business strategy is for its senior officers to have primary contact with current and potential customers. The Company’s growth and development are in large part a result of these personalized relationships with the customer base. The success of the Company also often depends on its ability to hire and retain qualified banking officers. The Company’s senior officers have considerable experience in the banking industry and related financial services and are extremely valuable.

The Company’s senior officer compensation programs are designed to attract, retain and motivate bankers with the ability to generate strong business results and ensure the long-term success of the Company. The compensation committee of the Company’s board of directors has established compensation programs that reflect and support the Company’s strategic and financial performance goals, the primary goal being the creation of long-term value for the shareholders of the Company, while protecting the interests of the depositors of the Bank. In addition to competitive base and incentive compensation, the Company offers competitive benefits including paid vacation and sick leave, a 401(k) plan, health, dental, and vision plans, life and disability coverage, and a wellness plan. The Company has also entered into employment contracts with certain of its senior officers, and purchased key man life insurance policies to mitigate the risk of an unforeseen departure or death of certain of the senior officers.

In addition, the Company’s strategic plan has dedicated objectives and tactics to ensure it recruits, retains, and develops a diverse and talented team, with a specific focus on enhancing diversity, equity, and inclusion.

Internet Access to Company Documents

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

Executive Officers of the Company

The following table lists the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	61

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

Jeffrey W. Farrar	61

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

Edward C. Martin	48	Executive Vice President and Chief Administrative Officer of the Company and the Bank and President of Virginia Banking since August 2020. Executive Vice President and Chief Credit Officer of the Company from December 2019 until August 2020. Executive Vice President and Chief Credit Officer of the Bank from March 2017 until August 2020. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.
Rhonda P. Joyce	58	Executive Vice President and Co-Head of Banking: Commercial of the Bank since November 2021. Executive Vice President and Regional President of the Bank from September 2016 until November 2021. Senior Vice President and Market President since joining the Bank in connection with the MidCarolina Financial Corporation merger in July 2011.
Alexander Jung	53	Executive Vice President and Co-Head of Banking: Consumer & Financial Services of the Bank since November 2021. Senior Vice President and President of the North Carolina Market, Blue Ridge Bank, N.A. from September 2020 to October 2021. Various leadership roles in commercial, retail and mortgage banking at Branch Banking and Trust Company from March 1993 to December 2018.
John H. Settle, Jr.	63	Executive Vice President and President of Wealth Management since October 2016. Senior Vice President and Senior Fiduciary Advisory Specialist with Wells Fargo Private Bank from March 2012 to October 2016. Prior thereto, Managing Director with SunTrust Private Wealth Management.

COVID-19 Impact and Response

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic. The spread of the virus has created a global health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally.  Governmental efforts in response to the outbreak in 2020 and 2021 have affected business operations and consumer activity.  The Company responded during the periods with measures to ensure employee and customer safety, maintain customer service levels, and continue operations while complying with applicable laws and regulations. Mid-2020, the Company implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities. The Company also transitioned a majority of its non-branch employees to working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs. It cancelled all business travel, and has held all Company meetings through virtual platforms. In the fall of 2021, branches were re-opened with safety protocols in place but were from time to time reverted back to appointment only or drive-thru only as Covid-19 circulated. The Company continues to maintain remote work options for a portion of its employees, continues to limit non-essential business travel and continues to hold meetings virtually.

The CARES Act which was signed into law March 27, 2020, provided for multiple programs to assist small businesses and consumers, including through the PPP. The bank regulatory agencies issued guidance allowing financial institutions to work with borrowers to make loan modifications to borrowers who were current prior to the pandemic, to not be treated as TDRs nor be considered past due. The Bank implemented a disaster assistance program which assisted customers with aggregrate loan balances of approximately $405.1 million outstanding during 2020. The majority of loans with deferrals resumed making normal payments prior to the end of 2020, with the remainder of the deferral periods ending in 2021. The Company processed a total of $364.2 million in PPP loans and had outstanding net PPP loans of $12.2 million at December 31, 2021 and $211.3 million at December 31, 2020.

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

In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, could result in a change in the amount of the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As a smaller reporting company at the one-time evaluation date, the Company has elected to defer adoption of ASU 2016-13 until January 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate. At December 31, 2021, the Company had approximately $1.9 billion in loans, of which approximately $1.6 billion (84.2%) were secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

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

The expected replacement or discontinuation of the London Interbank Offered Rate ("LIBOR") as a benchmark interest rate and a transition to an alternative reference interest rate could present operational problems and result in market disruption.

The administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023 and ceased publishing other LIBOR tenors on December 31, 2021. Management cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate ("SOFR"), will become the market benchmark in its place or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The FRB, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing SOFR, which is intended to replace LIBOR, and has encouraged banks to transition away from LIBOR as soon as practicable. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern.

The Company has an insignificant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition should not change the Company's market risk profiles but will require changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Company's reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have an adverse effect on the Company's business, financial condition and results of operations.

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

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired. If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations. The carrying value of goodwill was approximately $85.0 million at December 31, 2021.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance ("ESG") practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

RISKS RELATING TO OUR SECURITIES

While the Company’s common stock is currently traded on the Nasdaq Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock.

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

The availability of dividends from the Company is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank was unable to pay dividends to the Company, or be limited in the payment of such dividends, the Company would likely have to reduce or stop paying common stock dividends. The Company’s reduction, limitation. or failure to pay such dividends on its common stock could have a material adverse effect on the market price of the common stock.

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

The COVID-19 pandemic has created global economic disruptions and disruptions to the lives of people around the world.  Governments, businesses, and the public have taken and continue to take actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief.  While the scope, duration, and full effects continue to evolve, change and are not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged time period or result in sustained economic stress or recession, such effects could have a material adverse impact on the Company in terms of credit quality, collateral values, ability of customers to repay loans, product demand, funding, operations, interest rate risk and human capital.

  In March 2020, the outbreak of COVID-19 was recognized as a global pandemic. The spread of the virus has created a global health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally.  Governmental efforts in response to the outbreak in 2020 and 2021 have affected business operations and consumer activity.  The Company responded during the periods with measures to ensure employee and customer safety, maintain customer service levels, and continue operations while complying with applicable laws and regulations. Mid-2020, the Company implemented a business continuity plan and protocols to continue to maintain a high level of care for its employees, customers and communities. The Company also transitioned a majority of its non-branch employees to working remotely and assisting customers by appointment only in branches or directing them to drive-thrus or ATMs. It cancelled all business travel, and has held all Company meetings through virtual platforms. In the fall of 2021, branches were re-opened with safety protocols in place but were from time to time reverted back to appointment only or drive-thru only as Covid-19 circulated. The Company continues to maintain remote work options for a portion of its employees, continues to limit non-essential business travel and continuesto hold meetings virtually. There is no guarantee these actions will be sufficient to successfully mitigate the risks presented by the COVID-19 pandemic and additional actions may be required.  Future actions deemed necessary by local, state or national leaders could hinder its ability to operate going forward.  Its business operations may be disrupted if key personnel or significant portions of the Company's employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  The Company's ability to serve its customers could be impacted if actions taken by vendors or business partners are unable to continue providing services the Company depends on.

COVID-19 continues to be a threat to the world.  The extent, severity and duration of the current and future actions are unprecedented and, until normal economic conditions resume, the Company is unable to accurately predict or measure the effects.  For this reason, the extent to which the COVID-19 pandemic affects its business, operations and financial conditions, as well as its regulatory capital and liquidity ratios is highly uncertain and unpredictable and depends on, among other things, new information that may emerge from the actions discussed above to combat the threats posed by the virus. If the pandemic is prolonged, the adverse impact on the markets served and on the Company's business, operations and financial condition could deepen.

Changes in economic conditions could materially and negatively affect the Company's business.

The Company's business is directly impacted by economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company's control. A deterioration in economic conditions, whether caused by global, national or local events (including the COVID-19 pandemic, rising wages in a tight labor market, geopolitical instability and supply chain complications), especially within the Company's market area, could result in potentially negative material consequences such as the following, among others: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans. Each of these consequences may have a material adverse effect on the Company's financial condition and results of operations.

Wealth management income is a major source of non-interest income for the Company. Trust and brokerage fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. When general economic conditions deteriorate, securities markets generally decline in value, and the Company's trust and brokerage fee revenue is negatively impacted as asset values and trading volumes decrease.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2021, the Company maintained 26 banking offices. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke. In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Raleigh, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, Guilford, and Wake. The Company also operates one loan production office.

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

The Company owns 20 other offices for a total of 23 owned buildings. There are no mortgages or liens against any of the properties owned by the Company. The Company operates 37 ATMs on owned or leased facilities. The Company leases five other offices for a total of seven leased office locations and leases one storage warehouse. Management believes that upon expiration of each of the Company's leases it will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2021, the Company had 4,104 shareholders of record.

The Company paid quarterly cash dividends of $0.27 per share for each of the first three quarters of 2021 and $0.28 per share for the fourth quarter of 2021. The Company's future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See "Part I, Item 1. Business - Supervision and Regulation - Dividends," for information on regulatory restrictions on dividends.

Stock Compensation Plans

The Company's 2018 Stock Incentive Plan was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The plan and stock compensation in general are discussed in Note 13 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2021, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2021
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	4,863	$16.63	525,811
Equity compensation plans not approved by shareholders	—	—	—
Total	4,863	$16.63	525,811

Stock Repurchase Program

On January 12, 2021, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorized the repurchase of up to 350,000 shares of the Company's common stock through December 31, 2021. Shares of the Company's common stock were repurchased during the three months ended December 31, 2021, as detailed below.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 31, 2021	—	$ —	—	102,001
November 30, 2021	5,656	37.24	5,656	96,345
December 31, 2021	12,284	37.09	12,284	—
Total	17,940	$ 37.14	17,940

In 2021, the Company repurchased 265,939 at an average cost of $33.08 per share for a total cost of $8,810,000.

On January 20, 2022, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorizes the repurchase of up to $13 million of the Company's common stock through December 31, 2022.

Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2021. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2016. The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
American National Bankshares Inc.	$100.00	$112.95	$88.77	$123.44	$85.15	$126.32
Nasdaq Composite	100.00	129.64	125.96	172.18	249.51	304.85
SNL Bank $1B-$5B	100.00	104.33	87.06	109.22	99.19	138.09

ITEM 6 - RESERVED

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The main purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis on June 30 of each fiscal year. No indicators of impairment were noted for the years ended December 31, 2021, 2020 or 2019. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (3) merger related expense by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (x) gains or losses on securities and (y) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for 2021, 2020, and 2019 was 51.05%, 52.80%, and 57.25%, respectively. The Company expects this ratio to increase in 2022 as the benefits of PPP related items decrease. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. In addition, the Company's non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Efficiency Ratio
Noninterest expense	$59,008	$54,565	$66,074
Add/subtract: gain/loss on sale OREO, net of writedowns	(111)	4	52
Subtract: core deposit intangible amortization	(1,464)	(1,637)	(1,398)
Subtract: merger related expenses	—	—	(11,782)
	$57,433	$52,932	$52,946

Net interest income	$90,391	$83,820	$77,127
Tax equivalent adjustment	241	288	369
Noninterest income	21,031	16,843	15,170
Subtract: gain on securities	(35)	(814)	(607)
Add/subtract: loss/gain on sale of fixed assets	885	110	427
	$112,513	$100,247	$92,486

Efficiency ratio	51.05%	52.80%	57.25%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2021, 2020, and 2019. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$87,181	$87,881	$82,869
Interest income - investments and other	8,856	8,247	10,355
Interest expense - deposits	(3,645)	(9,729)	(13,143)
Interest expense - customer repurchase agreements	(22)	(259)	(596)
Interest expense - other short-term borrowings	—	—	(54)
Interest expense - long-term borrowings	(1,738)	(2,032)	(1,935)
Total net interest income	$90,632	$84,108	$77,496
Less non-GAAP measures:
Tax benefit realized on nontaxable interest income - loans	(141)	(181)	(185)
Tax benefit realized on nontaxable interest income - municipal securities	(100)	(107)	(184)
GAAP measures net interest income	$90,391	$83,820	$77,127

Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Year Ended December 31,
	2021	2020	2019
Return on Average Tangible Common Equity
Return on average common equity (GAAP basis)	12.50%	9.12%	7.16%
Impact of excluding average goodwill and other intangibles	4.84%	4.07%	3.27%
Return on average tangible common equity (non-GAAP)	17.34%	13.19%	10.43%

Tangible common equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2021	2020
Tangible Common Equity to Tangible Assets
Common equity to assets ratio (GAAP basis)	10.64%	11.08%
Impact of excluding goodwill and other intangibles	(2.47)%	(2.74)%
Tangible common equity to tangible assets ratio (non-GAAP)	8.17%	8.34%

The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2021	2020
Tangible Book Value Per Share
Book value per share (GAAP basis)	$32.95	$30.77
Impact of excluding goodwill and other intangibles	(8.33)	(8.30)
Tangible book value per share (non-GAAP)	$24.62	$22.47

RESULTS OF OPERATIONS

Executive Overview

The Company's 2021 financial highlights include the following:

•	Earnings produced a return on average tangible common equity of 17.34% for 2021, compared to 13.19% for 2020.*

•	Average interest-bearing deposits grew 16.8% in 2021 over 2020.

•	Net interest margin was 3.05% for 2021, down from 3.30% for 2020.*

•	Noninterest revenues increased $4.2 million, or 24.9%, when compared to the previous year.

•	Noninterest expense increased $4.4 million, or 8.1%, when compared to 2020.

•

The 2021 negative provision (recovery) for loan losses totaled $2.8 million, which compares to a provision of $8.9 million in the prior year. The allowance for loan losses as a percentage of loans held for investment decreased to 0.96% at year-end 2021, compared to 1.06% at year-end 2020.

•	Nonperforming assets as a percentage of total assets were 0.07% at December 31, 2021, down from 0.12% at December 31, 2020.

•	Net recoveries to total loans were (0.01%) for 2021, compared to net charge-offs to total loans of 0.03% for 2020.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Income

Net income for 2021 was $43,526,000 compared to $30,045,000 for 2020, an increase of $13,481,000, or 44.9%. Basic earnings per share were $4.00 for 2021 compared to $2.74 for 2020. Diluted earnings per share were $4.00 for 2021 compared to $2.73 for 2020. This net income produced for 2021 a return on average assets of 1.37%, a return on average common equity of 12.50%, and a return on average tangible common equity of 17.34%.

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

The increase in earnings in 2021 was primarily the result of the recovery of provision of $2,825,000 in 2021 compared to the $8,916,000 provision expense in 2020, reduced costs of deposits year over year and an additional $2,000,000 of PPP net fees recognized in 2021 over 2020. The increase in earnings in 2020 was primarily related to the April 1, 2019 merger with HomeTown as the Company realized a full year of operations from the combined entities and the 2019 earnings were impacted adversely by $11,782,000 in one-time merger expenses.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. Mergers, including the most recent 2019 acquisition of HomeTown, impacted net interest income positively for 2021, 2020, and 2019 through increased earning assets.

The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2021, 2020, and 2019. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.

Net interest income on a taxable equivalent basis increased $6,524,000, or 7.8%, in 2021 from 2020, following a $6,612,000, or 8.5%, increase in 2020 from 2019. The increase in net interest income in 2021 was the result of reduced deposit costs from 2020 and additional net PPP fee income in 2021. Average interest bearing deposit balances for 2021 were up $201,691,000, or 12.6%, over 2020, but rates were down 41 basis points, significantly reducing the costs to carry the liabilities.

Yields on loans were 4.44% in 2021 compared to 4.36% in 2020. Cost of funds was 0.29% in 2021 compared to 0.72% in 2020. Between 2021 and 2020, deposit rates for demand accounts decreased to 0.03% from 0.09%, money market accounts decreased to 0.11% from 0.46%, and time deposits decreased to 0.74% from 1.52%. The net interest margin was 3.05% for 2021, compared to 3.30% for 2020. The decrease in net interest margin was driven by declining interest rates.

In March 2020, the FOMC, in response to the COVID-19 crisis, reduced the target federal funds rate by 1.50% taking the federal funds target rate down to 0.25% where it has remained.

Net interest income on a taxable equivalent basis increased $6,612,000, or 8.5%, in 2020 from 2019.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis

(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense(1)			Average Yield/Rate
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Loans:
Commercial	$372,538	$475,068	$306,065	$18,819	$17,768	$14,125	5.05%	3.74%	4.62%
Real estate	1,584,856	1,531,195	1,388,188	67,887	69,525	68,050	4.28	4.54	4.90
Consumer	6,984	8,998	10,046	475	588	694	6.80	6.53	6.91
Total loans(2)	1,964,378	2,015,261	1,704,299	87,181	87,881	82,869	4.44	4.36	4.86

Securities:
U.S. Treasury	57,048	9,010	—	507	51	—	0.89	0.57	—
Federal agencies and GSEs	97,943	72,112	132,916	1,132	1,423	3,191	1.16	1.97	2.40
Mortgage-backed and CMOs	308,158	200,612	134,458	4,142	4,060	3,350	1.34	2.02	2.49
State and municipal	61,698	45,836	58,293	1,272	1,175	1,650	2.06	2.56	2.83
Other securities	24,707	20,382	16,552	1,205	1,098	903	4.88	5.39	5.46
Total securities	549,554	347,952	342,219	8,258	7,807	9,094	1.50	2.24	2.66

Deposits in other banks	453,867	188,700	60,651	598	440	1,261	0.13	0.23	2.08

Total interest earning assets	2,967,799	2,551,913	2,107,169	96,037	96,128	93,224	3.24	3.77	4.42

Nonearning assets	208,765	221,094	196,455

Total assets	$3,176,564	$2,773,007	$2,303,624

Deposits:
Demand	$476,710	$386,790	$307,329	152	344	370	0.03	0.09	0.12
Money market	710,948	574,510	445,505	758	2,634	5,246	0.11	0.46	1.18
Savings	243,123	198,313	166,842	26	117	284	0.01	0.06	0.17
Time	366,604	436,081	457,746	2,709	6,634	7,243	0.74	1.52	1.58
Total interest bearing deposits	1,797,385	1,595,694	1,377,422	3,645	9,729	13,143	0.20	0.61	0.95

Customer repurchase agreements	37,632	42,937	39,134	22	259	596	0.06	0.60	1.52
Other short-term borrowings	—	1	2,694	—	—	54	0.00	0.55	2.00
Long-term borrowings	31,878	35,586	33,644	1,738	2,032	1,935	5.45	5.71	5.75
Total interest bearing liabilities	1,866,895	1,674,218	1,452,894	5,405	12,020	15,728	0.29	0.72	1.08

Noninterest bearing demand deposits	939,186	746,659	537,775
Other liabilities	22,325	22,777	20,933
Shareholders' equity	348,158	329,353	292,022
Total liabilities and shareholders' equity	$3,176,564	$2,773,007	$2,303,624

Interest rate spread							2.95%	3.05%	3.34%
Net interest margin							3.05%	3.30%	3.68%

Net interest income (taxable equivalent basis)				90,632	84,108	77,496
Less: Taxable equivalent adjustment(3)				241	288	369
Net interest income				$90,391	$83,820	$77,127

______________________

(1) Interest income includes net accretion/amortization of acquired loan fair value adjustments and the net accretion/amortization of deferred loan fees/costs.

(2) Nonaccrual loans are included in the average balances.

(3) A tax rate of 21% in 2021, 2020, and 2019 was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

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

Changes in Net Interest Income (Rate / Volume Analysis)

	2021 vs. 2020			2020 vs. 2019
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,051	$5,398	$(4,347)	$3,643	$(3,056)	$6,699
Real estate	(1,638)	(4,022)	2,384	1,475	(5,234)	6,709
Consumer	(113)	23	(136)	(106)	(36)	(70)
Total loans	(700)	1,399	(2,099)	5,012	(8,326)	13,338
Securities:
U.S. Treasury	456	44	412	51	—	51
Federal agencies and GSEs	(291)	(703)	412	(1,768)	(495)	(1,273)
Mortgage-backed and CMOs	82	(1,645)	1,727	710	(714)	1,424
State and municipal	97	(259)	356	(475)	(145)	(330)
Other securities	107	(111)	218	195	(11)	206
Total securities	451	(2,674)	3,125	(1,287)	(1,365)	78
Deposits in other banks	158	(255)	413	(821)	(1,819)	998
Total interest income	(91)	(1,530)	1,439	2,904	(11,510)	14,414

Interest expense
Deposits:
Demand	(192)	(258)	66	(26)	(109)	83
Money market	(1,876)	(2,388)	512	(2,612)	(3,833)	1,221
Savings	(91)	(113)	22	(167)	(213)	46
Time	(3,925)	(2,997)	(928)	(609)	(273)	(336)
Total deposits	(6,084)	(5,756)	(328)	(3,414)	(4,428)	1,014
Customer repurchase agreements	(237)	(208)	(29)	(337)	(390)	53
Other short-term borrowings	—	—	—	(54)	(27)	(27)
Long-term borrowings	(294)	(89)	(205)	97	(14)	111
Total interest expense	(6,615)	(6,053)	(562)	(3,708)	(4,859)	1,151
Net interest income	$6,524	$4,523	$2,001	$6,612	$(6,651)	$13,263

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2019, 2020, and 2021 and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Amortization	Total
For the year ended December 31, 2019	$3,101	$375	$(89)	$3,387
For the year ended December 31, 2020	4,516	181	(85)	4,612
For the year ended December 31, 2021	5,260	78	(101)	5,237
For the years ending (estimated):
2022				1,100
2023				690
2024				429
2025				292
2026				171
Thereafter (estimated)				234

Noninterest Income

For the year ended December 31, 2021, noninterest income increased $4,188,000, or 24.9%, compared to the year ended December 31, 2020.

	Year Ended December 31,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Trust and brokerage fees	$6,019	$4,789	$1,230	25.7%
Service charges on deposit accounts	2,611	2,557	54	2.1
Interchange fees	4,152	3,213	939	29.2
Other fees and commissions	801	712	89	12.5
Mortgage banking income	4,195	3,514	681	19.4
Securities gains, net	35	814	(779)	(95.7)
Income from Small Business Investment Companies	1,972	270	1,702	630.4
Income from insurance investments	1,199	321	878	273.5
Losses on premises and equipment, net	(885)	(110)	(775)	(704.5)
Other	932	763	169	22.1
Total noninterest income	$21,031	$16,843	$4,188	24.9%

Trust and brokerage fees increased $1,230,000 for 2021 compared to 2020 caused by growth in clients and growth in market value. Interchange fees increased $939,000 year over year as consumers rely more heavily on debit cards for spending versus cash. Mortgage banking income increased $681,000 for 2021 compared to 2020. The increase in 2021 was the result of continued historically low rates in 2021 resulting in increased application volume for new purchases and refinancing of existing loans. Net securities gains decreased $779,000 in 2021 compared to 2020. Income from Small Business Investment Companies ("SBICs") investments increased $1,702,000 as the fund's investment companies improved their performance compared to 2020. The investments held by the SBICs were significantly impacted in 2020 from the pandemic. Income from insurance investments increased $878,000 in 2021 compared to 2020. The Company received an additional earnings distribution in 2021 not received in 2020. The year ended December 31, 2021 reflected losses on premises and equipment, net of $588,000 from the sale of two buildings acquired in the HomeTown acquisition and the write-down of $218,000 on an additional property based on a current valuation.

	Year Ended December 31,
	(Dollars in thousands)
	2020	2019	$ Change	% Change
Noninterest income:
Trust and brokerage fees	$4,789	$4,568	$221	4.8%
Service charges on deposit accounts	2,557	2,866	(309)	(10.8)
Interchange fees	3,213	2,964	249	8.4
Other fees and commissions	712	729	(17)	(2.3)
Mortgage banking income	3,514	2,439	1,075	44.1
Securities gains, net	814	607	207	34.1
Income from Small Business Investment Companies	270	211	59	28.0
Income from insurance investments	321	328	(7)	(2.1)
Losses on premises and equipment, net	(110)	(427)	317	(74.2)
Other	763	885	(122)	(13.8)
Total noninterest income	$16,843	$15,170	$1,673	11.0%

Trust and brokerage fees increased $221,000 for 2020 compared to 2019. The Company saw decreases in overdraft and related fees, another component of service charge income, caused by consumer spending decreases due to the actions taken to combat COVID-19 primarily accounting for the $309,000 decrease in 2020 versus 2019. These actions, which included stay-at-home orders and restaurant and retail changes, caused an increase of $249,000 in interchange fees in 2020 compared to 2019. Mortgage banking income increased $1,075,000 for 2020 compared to 2019. The increase in 2020 is a result of historically low rates in 2020 resulting in increased application volume for new purchases and refinancing of existing loans. Net securities gains increased $207,000 in 2020 compared to 2019, while income from SBICs increased $59,000. The year ended December 31, 2020 benefitted from reduced losses on premises and equipment. Other noninterest income for 2020 was reduced by a loss on the sale of repossessed assets of $139,000.

Noninterest Expense

For the year ended December 31, 2021, noninterest expense increased $4,443,000, or 8.1%, as compared to the year ended December 31, 2020.

	Year Ended December 31,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,342	$29,765	$2,577	8.7%
Occupancy and equipment	6,032	5,586	446	8.0
FDIC assessment	864	639	225	35.2
Bank franchise tax	1,767	1,702	65	3.8
Core deposit intangible amortization	1,464	1,637	(173)	(10.6)
Data processing	2,958	3,017	(59)	(2.0)
Software	1,368	1,454	(86)	(5.9)
Other real estate owned, net	131	60	71	118.3
Other	12,082	10,705	1,377	12.9
Total noninterest expense	$59,008	$54,565	$4,443	8.1%

Salaries and employee benefits increased $2,577,000 in 2021 as compared to 2020. The year ended December 31, 2021 reflected additional incentive accruals based on annual results and increased commissions as the result of increased mortgage production. Occupancy expense increased $446,000 in 2021 as compared to 2020 primarily related to the full-year costs of the Triangle (North Carolina) banking office in 2021, which opened in late 2020. FDIC assessment expense increased $225,000 in 2021 compared to 2020 due to balance sheet growth and 2020 benefitted from the final installment of a $75,000 credit for Small Bank Assessment Credits. Other expenses increased $1,377,000 for loan related expenses, investment related expenses, investments in technology and normal expense seasonality.

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

Salaries and employee benefits decreased $250,000 in 2020 as compared to 2019. Total full-time equivalent employees were 342 at end of 2020, down from 355 at the end of 2019; however, 2020 was impacted by salary expenses resulting from voluntary early retirement package costs. Contributing to the decrease was a reduction in salary expenses of $1.7 million for the deferral of loan costs related to PPP originations. The FDIC assessment expense in 2020 and 2019 was positively impacted by the Small Bank Assessment Credit, which reduced insurance expense $75,000 in 2020 and $492,000 in 2019. Core deposit intangible amortization increased $239,000 in 2020 compared to 2019 due to the HomeTown acquisition. Merger related expenses, which are related to the HomeTown acquisition and are nonrecurring in nature, totaled $11,782,000 during 2019. The increased expense for data processing in 2020 compared to 2019 of $450,000 was attributable to the increased costs as a result of a larger customer base after the HomeTown merger. The decrease in other noninterest expense in 2020 compared to 2019 was primarily due to reduced travel due to the COVID-19 pandemic and increased synergies from the HomeTown acquisition.

Income Taxes

Income taxes on 2021 earnings amounted to $11,713,000, resulting in an effective tax rate of 21.2%, compared to 19.2% in 2020 and 18.9% in 2019. As a result of the enactment of the CARES Act, the Company recognized in the first quarter of 2020 a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. This NOL carryback tax benefit was the reason for the decreased rate in 2020 compared to 2021.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2021 is asset sensitive.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2021 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	December 31, 2021
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$21,129	26.0%
Up 3.0%	15,802	19.5
Up 2.0%	10,428	12.8
Up 1.0%	5,086	6.3
Flat	—	—
Down 0.25%	(1,013)	(1.2)
Down 1.00% (1)	(3,294)	(4.1)

__________________________

(1) This scenario is deemed highly unlikely at this time due to the current low interest rate environment.

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2021 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	December 31, 2021
Change in interest rates	Amount	$ Change	% Change

Up 4.0%	$530,564	$196,627	58.9%
Up 3.0%	494,139	160,202	48.0
Up 2.0%	451,739	117,802	35.3
Up 1.0%	398,702	64,765	19.4
Flat	333,937	—	—
Down 0.25%	312,684	(21,253)	(6.4)
Down 1.00% (1)	236,244	(97,693)	(29.3)

__________________________

(1) This scenario is deemed highly unlikely at this time due to the current low interest rate environment.

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

Balance sheet liquidity sources include cash, amounts due from banks, loan repayments, bond maturities and calls, and increases in deposits. Further, the Company maintains a large, high quality, very liquid bond portfolio, which is generally 0% to 50% unpledged and would, accordingly, be available for sale if necessary.

Off balance sheet sources include lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB"), federal funds lines of credit, and access to the Federal Reserve Bank of Richmond's discount window.

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2021 and 2020, there were no principal advance obligations to the FHLB. The Company had outstanding $275,000,000 in FHLB letters of credit at December 31, 2021 compared to $245,000,000 in letters of credit at December 31, 2020. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.

Short-term borrowing is discussed in Note 10 and long-term borrowing is discussed in Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2021. The Company, through its subsidiary bank, has a relationship with IntraFi Promontory Network. The Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers. Under the EGRRCPA signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Company can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. Thus,IntraFi serves as a deposit-gathering tool and an additional liquidity management tool. Deposits through the IntraFi program as of December 31, 2021 and 2020 were $550,000 and $4,342,000, respectively.

The Bank also participates with the IntraFi Insured Cash Sweep, a product which provides the Bank the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is analogous to the IntraFi product discussed above.

 Average interest bearing deposits grew 12.6% in 2021. Customers have continued to maintain higher cash balances as future liquidity needs remain uncertain. This buildup of cash reserves primarily accounts for the significant increase over the same period of 2020. Management believes that the resources available to the Company will provide sufficient and timely liquidity, both on and off the balance sheet to support the programs and operations.

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

The following table presents information on the maturities and taxable equivalent yields of available for sale securities (dollars in thousands):

	As of December 31,
	2021	2020
	Taxable	Taxable
	Equivalent	Equivalent
	Yield	Yield
U. S. Treasury
Within 1 year	-0.02%	0.08%
1 to 5 years	0.71	—
5 to 10 years	1.22	—
Over 10 years	—	—
Total	0.69	0.08

Federal Agencies:
Within 1 year	0.29	2.68
1 to 5 years	1.09	0.62
5 to 10 years	1.68	1.99
Over 10 years	2.23	2.18
Total	1.12	1.15

Mortgage-backed:
Within 1 year	3.09	2.42
1 to 5 years	0.82	1.41
5 to 10 years	1.47	1.40
Over 10 years	1.61	1.61
Total	1.35	1.53

State and Municipal:
Within 1 year	2.02	2.47
1 to 5 years	1.91	2.13
5 to 10 years	1.87	2.02
Over 10 years	3.01	2.93
Total	2.01	2.23

Corporate Securities:
Within 1 year	—	—
1 to 5 years	2.42	2.42
5 to 10 years	3.67	5.11
Over 10 years	—	—
Total	3.63	5.01

Common Stock:
No maturity	—	—
Total	—	—

Total portfolio	1.29%	1.52

The Company had no equity securities at December 31, 2021 and 2020. During the year ended December 31, 2019, the Company sold $445,000 in equity securities at fair value and recognized in income $333,000.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At December 31, 2021, the commercial real estate portfolio included concentrations of $81,241,000, $46,049,000 and $204,655, 000 in hotel, restaurants, and retail, respectively. The concentrations total 17.1% of total loans, excluding loans in process.

Average loans decreased $50,883,000, or 2.5%, from 2020 to 2021, primarily the result of PPP forgiveness. Average loans increased $310,962,000, or 18.2%, from 2019 to 2020, mostly impacted by the HomeTown merger.

At December 31, 2021, total loans, net of deferred fees and costs, were $1,946,580,000, a decrease of $68,476,000, or 3.4%, from the prior year. Excluding PPP loans of $12,239,000 and $211,275,000 at December 31, 2021 and 2020, respectively, loans held for investment grew by $130,598,000, or 7.2%.

Loans held for sale and associated with secondary mortgage activity totaled $8,481,000 at December 31, 2021 and $15,591,000 at December 31, 2020. Loan production volume was $191,232,000 and $178,459,000 for 2021 and 2020, respectively. These loans were approximately 35% purchase, 65% refinancing for the year ended December 31, 2021 compared to approximately 40% purchase, 60% refinancing for the year ended December 31, 2020.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio maturities as of the dates indicated by segment (dollars in thousands):

Loans

	As of December 31, 2021
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$26,554	$83,005	$24,368	$294	$134,221
Commercial real estate - owner occupied	34,841	213,216	141,566	1,894	391,517
Commercial real estate - non-owner occupied	53,051	407,480	245,829	24,674	731,034
Residential real estate	20,908	135,926	100,842	32,081	289,757
Home equity	5,105	29,772	58,326	—	93,203
Total real estate	140,459	869,399	570,931	58,943	1,639,732

Commercial and industrial	77,053	151,210	71,237	273	299,773
Consumer	1,040	3,668	438	1,929	7,075

Total loans, net of deferred fees and costs	$218,552	$1,024,277	$642,606	$61,145	$1,946,580

Interest rate sensitivity:
Fixed interest rates	$134,104	$871,309	$544,894	$13,189	$1,563,496
Floating or adjustable rates	84,448	152,968	97,712	47,956	383,084

Total loans, gross	$218,552	$1,024,277	$642,606	$61,145	$1,946,580

The following table provides loan balance information by geographic regions. In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):

Loans by Geographic Region

	December 31, 2021		Percentage Change in Balance Since
		Percentage	December 31,
	Balance	of Portfolio	2020
Danville region	$182,225	9.4%	(27.3)%
Central region	129,704	6.7	1.7
Southside region	65,215	3.4	(20.9)
Eastern region	107,013	5.5	2.4
Franklin region	109,292	5.6	(20.0)
Roanoke region	391,695	20.1	(8.8)
New River Valley region	121,409	6.2	(7.3)
Alamance region	263,753	13.5	(4.1)
Guilford region	307,451	15.8	(1.7)
Winston-Salem region	148,337	7.6	27.7
Triangle region	120,486	6.2	145.9

Total loans, net of deferred fees and costs	$1,946,580	100.0%	(3.4)%

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

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2021 or 2020.

Provision for Loan Losses

The Company had a negative provision (recovery) for loan losses of $2,825,000 for the year ended December 31, 2021, compared to a provision for loan losses of $8,916,000 and $456,000 for the years ended December 31, 2020 and 2019, respectively.

The negative provision (recovery) in 2021 was the result of improved economic data supporting changes to the qualitative factors. The larger provision for 2020 reflects an increase in allowance requirements in response to the declining and uncertain economic landscape caused by the COVID-19 pandemic during the period. The increase in 2020 can be attributed to a measurable increase in qualitative factors related to significant contractions in economic data for both national and local economies and a significant increase in unemployment rates. The provision for 2019 primarily related to a $156,000 increase in the impaired loan reserve and loan growth during the fourth quarter of 2019.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The ALLL was $18,678,000 and $21,403,000 at December 31, 2021 and 2020, respectively. The ALLL as a percentage of loans at each of those dates was 0.96%, 1.06%, and 0.72%, respectively. Excluding PPP loans, the allowance as a percentage of loans increased to 0.97% at December 31, 2021.

The decrease in the allowance as a percentage of loans during 2021 as compared to 2020 was primarily due to improvements in various qualitative factors, notably economic, used in the determination of the allowance. The increase in the allowance as a percentage of loans during 2020 as compared to 2019 was primarily due to the economic effects of the COVID-19 pandemic.

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

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.01% at December 31, 2021, compared to 1.16% at December 31, 2020. On a dollar basis, the reserve was $18,004,000 at December 31, 2021, compared to $20,534,000 at December 31, 2020. The percentage of the reserve to total loans has decreased due to improved qualitative factors as the economy continues to improve from 2020. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk. There is no allowance for performing acquired loans in accordance with generally accepted accounting principles.

The Company was considered a small reporting company under the Accounting Standards Update No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments," and is not subject to adoption of this standard until January 1, 2023. Refer to "Note 1 - Summary of Significant Accounting Policies" of the consolidated financial statements for further information. The Company is working with a third-party vendor for implementation and running parallel models beginning with the first quarter of 2022. The adoption of the standard is not considered to materially impact the Company but the amount is not yet known.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans is immaterial and does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $667,000 at December 31, 2021, compared to $839,000 at December 31, 2020. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provisions.

The following table presents the Company's loan loss and recovery experience for the years ended December 31, 2021 and 2020 (dollars in thousands):

Summary of Loan Loss Experience*

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$21,403	$13,152

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	3	17
Commercial real estate - non-owner occupied	—	165
Residential real estate	53	90
Home equity	—	27
Total real estate	56	299
Commercial and industrial	—	505
Consumer	90	202
Total charge-offs	146	1,006

Recoveries:
Construction and land development	—	2
Commercial real estate - owner occupied	7	12
Commercial real estate - non-owner occupied	8	50
Residential real estate	42	63
Home equity	57	22
Total real estate	114	149
Commercial and industrial	40	65
Consumer	92	127
Total recoveries	246	341

Net (recoveries) charge-offs	(100)	665
Provision for (recovery of) loan losses	(2,825)	8,916
Balance at end of period	$18,678	$21,403

*Net charge-offs by category are insignificant.

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments at December 31, 2021 and 2020 (dollars in thousands):

Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2021		2020
	Amount	%	Amount	%

Commercial	$2,668	15.4%	$3,373	24.4%
Construction and land development	1,397	6.9	1,927	7.0
Commercial real estate - owner occupied	3,964	20.1	4,340	18.5
Commercial real estate - non-owner occupied	7,141	37.6	7,626	31.1
Residential real estate	3,458	19.7	4,067	18.6
Consumer	50	0.3	70	0.4

Total	$18,678	100.0%	$21,403	100.0%

__________________________

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past three years.

Asset Quality Ratios

	For the Year Ended December 31,
	2021	2020	2019
Allowance to loans (1)	0.96%	1.06%	0.72%
ASC 450/general allowance (2)	1.01	1.16	0.87
Net charge-offs (recoveries) to year-end allowance	(0.54)	3.11	0.83
Net charge-offs (recoveries) to average loans	(0.01)	0.03	0.01
Nonperforming assets to total assets	0.07	0.12	0.15
Nonperforming loans to loans	0.11	0.13	0.13
Provision to net charge-offs (recoveries)	2,825.00	1,340.75	418.35
Provision (recovery) to average loans	(0.14)	0.44	0.03
Allowance to nonperforming loans	840.59	793.88	570.59

__________________________

(1) Excluding PPP loans, 0.97% and 1.19%, at December 31, 2021 and 2020, respectively.

 (2) Excluding PPP loans, 1.01% and 1.32% at December 31, 2021 and 2020, respectively.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.11% at December 31, 2021 and 0.13% at December 31, 2020. The decrease in nonperforming loans during 2021 was $474,000.

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets represented 0.07% of total assets at December 31, 2021 compared to 0.12% of total assets at December 31, 2020. The Company continues to monitor the significant impact to its borrowers caused by COVID-19 and anticipates increases in nonperforming assets as a result, but the total cannot be determined at this time.

In most cases, it is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. In some cases, a loan in process of renewal may become 90 days past due. In these instances, the loan may still be accruing because of a delayed renewal process in which the customer has not been billed. In accounting for acquired impaired loans, such loans are not classified as nonaccrual when they become 90 days past due. They are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments.

Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent. The Company strictly adheres with this policy before restoring a loan to normal accrual status.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total impaired loans, exclusive of purchased credit impaired loans, at December 31, 2021 and 2020 were $2,232,000 and $2,852,000, respectively.

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1,725,000 in TDRs at December 31, 2021 compared to $1,976,000 at December 31, 2020.

Other Real Estate Owned

OREO is carried on the consolidated balance sheets at $143,000 and $958,000 as of December 31, 2021 and 2020, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell, with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $394,000,000, or 16.8%, in 2021, mostly a result of continued higher than average cash balances being maintained by customers as the uncertainty of the pandemic continues and is a trend that is consistent for all commercial banks.

Period-end total deposits increased $279,000,000, or 10.7%, during 2021. Customers have continued to maintain higher cash balances as future liquidity needs remain uncertain. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include time deposits through the IntraFi program, which at year-end totaled $550,000 for 2021 and $4,342,000 for 2020. Management considers the IntraFi deposits the functional equivalent of core deposits because they relate to balances derived from customers with long standing relationships with the Company.

Average deposits and rates for the years indicated (dollars in thousands):

Deposits

	Year Ended December 31,
	2021		2020
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing deposits	$939,186	—%	$746,659	—%
Interest bearing accounts:
NOW accounts	$476,710	0.03%	$386,790	0.09%
Money market	710,948	0.11	574,510	0.46
Savings	243,123	0.01	198,313	0.06
Time	366,604	0.74	436,081	1.52
Total interest bearing deposits	$1,797,385	0.20%	$1,595,694	0.61%
Average total deposits	$2,736,571	0.13%	$2,342,353	0.42%

Certificates of Deposit over $250,000

At December 31, 2021, certificates of deposit that meet or exceed the FDIC insurance limit held by the Company were $153,253,000. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit at December 31, 2021. Amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2021
3 months or less	$29,186
Over 3 through 6 months	76,129
Over 6 through 12 months	22,113
Over 12 months	25,825
Total	$153,253

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.2 billion and $1.1 billion at December 31, 2021 and 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

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

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2021, the Bank's public deposits totaled $326,595,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2021, the Company had $275,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $354,792,000 at December 31, 2021 and $337,894,000 at December 31, 2020.

The Company declared and paid quarterly dividends totaling $1.09 per share for 2021, $1.08 per share for 2020, and $1.04 per share for 2019. Cash dividends in 2021 totaled $11,827,000 and represented a 27.2% payout of 2021 net income, compared to a 39.4% payout in 2020, and a 52.4% payout in 2019.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules. The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. In addition, to be well capitalized under the "prompt corrective action" regulations pursuant to Section 38 of the FDIA, the Bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2021	2020
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.43%	12.36%
Tier 1 capital ratio	13.73%	13.78%
Total capital ratio	14.61%	15.18%

Leverage Capital Ratios:
Tier 1 leverage ratio	9.13%	9.48%

Management believes the Company is in compliance with all regulatory capital requirements applicable to it, and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2021 and 2020.

Stock Repurchase Programs

In 2021, the Company repurchased 265,939 shares at an average cost of $33.08 per share for a total cost of $8,810,000. In 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share for a total cost of $4,981,000. In 2019, the Company repurchased 85,868 shares at an average cost of $36.64 per share for a total cost of $3,146,000.

On January 20, 2022, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to $13 million of the Company's common stock through December 31, 2022.

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2021 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$354,703	$246,629	$59,451	$42,163	$6,460
Repurchase agreements	41,128	41,128	—	—	—
Operating leases	4,521	1,043	1,458	731	1,289
Junior subordinated debt	28,232	—	—	—	28,232

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

	December 31,
Off-Balance Sheet Commitments	2021	2020

Commitments to extend credit	$654,436	$503,272
Standby letters of credit	10,201	17,355
Mortgage loan rate-lock commitments	10,891	26,883

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Results (Unaudited)

(in thousands, except per share amounts)

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$24,204	$23,167	$24,277	$24,148	$95,796
Interest expense	1,781	1,396	1,184	1,044	5,405

Net interest income	22,423	21,771	23,093	23,104	90,391
Provision for (recovery of) loan losses	—	(1,352)	482	(1,955)	(2,825)
Net interest income after provision for (recovery of) loan losses	22,423	23,123	22,611	25,059	93,216

Noninterest income	5,922	5,142	5,123	4,844	21,031
Noninterest expense	14,065	14,637	14,843	15,463	59,008

Income before income taxes	14,280	13,628	12,891	14,440	55,239
Income taxes	2,991	2,862	2,713	3,147	11,713
Net income	$11,289	$10,766	$10,178	$11,293	$43,526

Per common share:
Net income - basic	$0.99	$1.03	$0.94	$1.05	$4.00
Net income - diluted	0.99	1.03	0.94	1.05	4.00
Cash dividends	0.27	0.27	0.27	0.28	1.09

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$23,866	$23,297	$24,179	$24,498	$95,840
Interest expense	3,947	3,037	2,684	2,352	12,020

Net interest income	19,919	20,260	21,495	22,146	83,820
Provision for (recovery of) loan losses	953	4,759	2,619	585	8,916
Net interest income after provision for (recovery of) loan losses	18,966	15,501	18,876	21,561	74,904

Noninterest income	4,495	3,835	4,292	4,221	16,843
Noninterest expense	13,334	12,432	14,140	14,659	54,565

Income before income taxes	10,127	6,904	9,028	11,123	37,182
Income taxes	1,585	1,422	1,801	2,329	7,137
Net income	$8,542	$5,482	$7,227	$8,794	$30,045

Per common share:
Net income - basic	$0.77	$0.50	$0.66	$0.80	$2.74
Net income - diluted	0.77	0.50	0.66	0.80	2.73
Cash dividends	0.27	0.27	0.27	0.27	1.08

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$18,096	$25,211	$24,958	$24,590	$92,855
Interest expense	3,028	4,222	4,336	4,142	15,728

Net interest income	15,068	20,989	20,622	20,448	77,127
Provision for (recovery of) loan losses	16	(10)	(12)	462	456
Net interest income after provision for (recovery of) loan losses	15,052	20,999	20,634	19,986	76,671

Noninterest income	3,451	3,682	4,171	3,866	15,170
Noninterest expense	10,929	26,316	13,792	15,037	66,074

Income before income taxes	7,574	(1,635)	11,013	8,815	25,767
Income taxes	1,571	(405)	2,321	1,374	4,861
Net income	$6,003	$(1,230)	$8,692	$7,441	$20,906

Per common share:
Net income - basic	$0.69	$(0.11)	$0.78	$0.67	$1.99
Net income - diluted	0.69	(0.11)	0.78	0.67	1.98
Cash dividends	0.25	0.25	0.27	0.27	1.04

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses and Reserve for Unfunded Lending Commitments) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio.  The Company’s allowance for loan losses has two basic components, the formula allowance and the specific allowance. At December 31, 2021, the formula allowance represented $18,004,000 of the total allowance for loan losses of $18,678,000. For loans that are not specifically identified for impairment, the formula allowance uses historical loss experience along with various qualitative factors to develop adjusted loss factors for each loan segment.  The qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments identified by management based on their assessment of shared risk characteristics within groups of similar loans. Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national, regional and local economic trends and conditions; concentrations of credit; trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans; effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers, other lending staff and loan review; and legal, regulatory and collateral factors.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

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

●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2002.

Winchester, Virginia

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2022 expressed an unqualified opinion.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

March 14, 2022

American National Bankshares Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	2021	2020
ASSETS
Cash and due from banks	$23,095	$30,767
Interest-bearing deposits in other banks	487,773	343,603
Securities available for sale, at fair value	692,467	466,091
Restricted stock, at cost	8,056	8,715
Loans held for sale	8,481	15,591
Loans, net of deferred fees and costs	1,946,580	2,015,056
Less allowance for loan losses	(18,678)	(21,403)
Net loans	1,927,902	1,993,653
Premises and equipment, net	35,564	39,723
Other real estate owned, net of valuation allowance	143	958
Goodwill	85,048	85,048
Core deposit intangibles, net	4,627	6,091
Bank owned life insurance	29,107	28,482
Other assets	32,334	31,288
Total assets	$3,334,597	$3,050,010

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$1,009,081	$830,094
Interest-bearing deposits	1,881,272	1,781,236
Total deposits	2,890,353	2,611,330
Customer repurchase agreements	41,128	42,551
Subordinated debt	—	7,500
Junior subordinated debt	28,232	28,130
Other liabilities	20,092	22,605
Total liabilities	2,979,805	2,712,116

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,766,967 shares outstanding at December 31, 2021 and 10,982,367 shares outstanding at December 31, 2020	10,710	10,926
Capital in excess of par value	147,777	154,850
Retained earnings	201,380	169,681
Accumulated other comprehensive income (loss), net	(5,075)	2,437
Total shareholders' equity	354,792	337,894
Total liabilities and shareholders' equity	$3,334,597	$3,050,010

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Interest and Dividend Income:
Interest and fees on loans	$87,040	$87,700	$82,684
Interest and dividends on securities:
Taxable	7,309	6,764	7,682
Tax-exempt	385	433	777
Dividends	464	503	451
Other interest income	598	440	1,261
Total interest and dividend income	95,796	95,840	92,855
Interest Expense:
Interest on deposits	3,645	9,729	13,143
Interest on short-term borrowings	22	259	650
Interest on subordinated debt	203	489	367
Interest on junior subordinated debt	1,535	1,543	1,554
Interest on long-term borrowings	—	—	14
Total interest expense	5,405	12,020	15,728
Net Interest Income	90,391	83,820	77,127
Provision for (recovery of) loan losses	(2,825)	8,916	456
Net Interest Income after Provision for (Recovery of) Loan Losses	93,216	74,904	76,671
Noninterest Income:
Trust and brokerage fees	6,019	4,789	4,568
Service charges on deposit accounts	2,611	2,557	2,866
Interchange fees	4,152	3,213	2,964
Other fees and commissions	801	712	729
Mortgage banking income	4,195	3,514	2,439
Securities gains, net	35	814	607
Income from Small Business Investment Companies	1,972	270	211
Income from insurance investments	1,199	321	328
Losses on premises and equipment, net	(885)	(110)	(427)
Other	932	763	885
Total noninterest income	21,031	16,843	15,170
Noninterest Expense:
Salaries and employee benefits	32,342	29,765	30,015
Occupancy and equipment	6,032	5,586	5,417
FDIC assessment	864	639	119
Bank franchise tax	1,767	1,702	1,644
Amortization of intangible assets	1,464	1,637	1,398
Data processing	2,958	3,017	2,567
Software	1,368	1,454	1,295
Other real estate owned, net	131	60	31
Merger related expenses	—	—	11,782
Other	12,082	10,705	11,806
Total noninterest expense	59,008	54,565	66,074
Income Before Income Taxes	55,239	37,182	25,767
Income Taxes	11,713	7,137	4,861
Net Income	$43,526	$30,045	$20,906
Net Income Per Common Share:
Basic	$4.00	$2.74	$1.99
Diluted	$4.00	$2.73	$1.98
Weighted Average Common Shares Outstanding:
Basic	10,873,817	10,981,623	10,531,572
Diluted	10,877,231	10,985,790	10,541,337

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$43,526	$30,045	$20,906

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(12,236)	7,213	9,095
Tax effect	2,643	(1,557)	(2,005)

Reclassification adjustment for gains on sale or call of securities	(35)	(814)	(274)
Tax effect	7	176	59

Unrealized gains (losses) on cash flow hedges	2,068	(2,210)	(1,854)
Tax effect	(434)	448	394

Change in unfunded pension liability	590	(413)	(64)
Tax effect	(115)	77	1

Other comprehensive income (loss)	(7,512)	2,920	5,352

Comprehensive income	$36,014	$32,965	$26,258

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	$8,668	$78,172	$141,537	$(5,835)	$222,542

Net income	—	—	20,906	—	20,906
Other comprehensive income	—	—	—	5,352	5,352
Issuance of common stock for acquisition (2,361,686 shares)	2,362	80,108	—	—	82,470
Issurance of replacement options/restricted stock	—	870	—	—	870
Stock repurchased (85,868 shares)	(86)	(3,060)	—	—	(3,146)
Stock options exercised (37,104 shares)	37	651	—	—	688
Vesting of restricted stock (21,747 shares)	22	(22)	—	—	—
Equity based compensation (38,281 shares)	16	1,525	—	—	1,541
Cash dividends paid, $1.04 per share	—	—	(10,965)	—	(10,965)

Balance, December 31, 2019	11,019	158,244	151,478	(483)	320,258

Net income	—	—	30,045	—	30,045
Other comprehensive income	—	—	—	2,920	2,920
Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)
Stock options exercised (2,573 shares)	3	40	—	—	43
Vesting of restricted stock (18,487 shares)	18	(18)	—	—	—
Equity based compensation (48,780 shares)	27	1,424	—	—	1,451
Cash dividends paid, $1.08 per share	—	—	(11,842)	—	(11,842)

Balance, December 31, 2020	10,926	154,850	169,681	2,437	337,894

Net income	—	—	43,526	—	43,526
Other comprehensive loss	—	—	—	(7,512)	(7,512)
Stock repurchased (265,939 shares)	(266)	(8,544)	—	—	(8,810)
Stock options exercised (5,346 shares)	5	84	—	—	89
Vesting of restricted stock (23,968 shares)	24	(24)	—	—	—
Equity based compensation (45,193 shares)	21	1,411	—	—	1,432
Cash dividends paid, $1.09 per share	—	—	(11,827)	—	(11,827)
Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$43,526	$30,045	$20,906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(2,825)	8,916	456
Depreciation	2,243	2,188	2,064
Net accretion of acquisition accounting adjustments	(5,236)	(3,812)	(3,387)
Core deposit intangible amortization	1,464	1,637	1,398
Net amortization of securities	1,846	1,186	1,100
Net gain on sale or call of securities available for sale	(35)	(814)	(274)
Net change in fair value of equity securities	—	—	(333)
Gain on sale of loans held for sale	(4,195)	(3,514)	(2,439)
Proceeds from sales of loans held for sale	154,041	155,705	103,760
Originations of loans held for sale	(142,736)	(165,755)	(102,708)
Net (gain) loss on other real estate owned	111	(4)	(120)
Valuation allowance on other real estate owned	—	—	68
Net loss on sale, write-down or disposal of premises and equipment	885	110	427
Equity based compensation expense	1,432	1,451	1,541
Earnings on bank owned life insurance	(625)	(665)	(630)
Deferred income tax (benefit) expense	808	(640)	1,068
Net change in other assets	245	29	11,137
Net change in other liabilities	146	(2,387)	(1,354)
Net cash provided by operating activities	51,095	23,676	32,680

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	—	445
Proceeds from sales of securities available for sale	561	5,811	29,878
Proceeds from maturities, calls and paydowns of securities available for sale	192,672	208,429	123,915
Purchases of securities available for sale	(433,690)	(295,109)	(155,746)
Net change in restricted stock	659	(85)	(795)
Proceeds from sales of purchased credit impaired loans	—	4,939	—
Net decrease (increase) in loans	73,836	(186,635)	(26,257)
Proceeds from sale of premises and equipment	2,031	1	—
Purchases of premises and equipment	(1,000)	(2,694)	(3,555)
Proceeds from sales of other real estate owned	704	195	1,289
Cash paid in bank acquisition	—	—	(27)
Cash acquired in bank acquisition	—	—	26,283
Net cash used in investing activities	(164,227)	(265,148)	(4,570)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	178,987	251,488	23,310
Net change in interest-bearing deposits	100,114	299,476	(12,241)
Net change in customer repurchase agreements	(1,423)	2,076	5,232
Net change in other short-term borrowings	—	—	(14,883)
Net change in long-term borrowings	(7,500)	—	(778)
Common stock dividends paid	(11,827)	(11,842)	(10,965)
Repurchase of common stock	(8,810)	(4,981)	(3,146)
Proceeds from exercise of stock options	89	43	688
Net cash provided by (used in) financing activities	249,630	536,260	(12,783)

Net Increase in Cash and Cash Equivalents	136,498	294,788	15,327

Cash and Cash Equivalents at Beginning of Period	374,370	79,582	64,255

Cash and Cash Equivalents at End of Period	$510,868	$374,370	$79,582

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020, and 2019

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Debt securities not classified as held to maturity or trading are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities or to the earliest call with premiums. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Equity securities with readily determinable fair values are carried at fair value with changes in fair value included in noninterest income.

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

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loans will be funded.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $1,725,000 in loans classified as TDRs as of December 31, 2021 and $1,976,000 as of December 31, 2020.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. The Company performs its annual analysis as of June 30 each year. Goodwill is not amortized, but is subject to at least an annual assessment for impairment. Other acquired intangible assets with finite lives (such as core deposit intangibles) are initially recorded at estimated fair value and are amortized over their useful lives. Core deposit and other intangible assets are generally amortized using accelerated methods over their useful lives of five to ten years.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liability for unrecognized tax benefits as of December 31, 2021 and 2020.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $506,000, $453,000, and $473,000 in 2021, 2020, and 2019, respectively.

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

Recently Adopted Accounting Developments

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2021. The adoption of ASU 2017-04 did not have a material effect on the Company's consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, such as the Company, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 did not have a material effect on the Company's consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs." This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-08 did not have a material effect on the Company's consolidated financial statements.

In December 2020, the Consolidated Appropriations Act of 2021 ("Appropriations Act") was passed. Under Section 541 of the Appropriations Act, Congress extended or modified many of the relief programs first created by the Coronavirus Aid, Relief, and Economic Security Act ('CARES Act"), including the Paycheck Protection Program ("PPP") and treatment of certain loan modifications related to the COVID-19 pandemic. The Act did not have a material effect on the Company's consolidated financial statements. The aggregate loan balances for the PPP at December 31, 2021 and 2020, respectively, were $12.2 million and $211.3 million. Loan modification balances outstanding at December 31, 2020 were $30.0 million and all remaining modifications expired during 2021 and all loans resumed making normal payments.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU's 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company began running parallel simulations with its historical loss model starting in the fourth quarter of 2021 and will continue this practice until adoption on January 1, 2023. The Company is working to ensure readiness and compliance with the standard. The Company has engaged with a vendor, validated data, analyzed correlations for forecasting, selected methodologies and begun running parallel models. Management will continue to refine assumptions that impact the calculation prior to the effective date.

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

In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants." This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

Note 2 – Restrictions on Cash

The Company is a member of the Federal Reserve System and prior to March 2020 was required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement and the required balances with the Federal Reserve Bank of Richmond were zero at December 31, 2021 and 2020, respectively.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2021 exceeded the insurance limits of the FDIC by $1,871,000.

Note 3 - Securities

The amortized cost and estimated fair value of investments in securities at December 31, 2021 and 2020 were as follows (dollars in thousands):

	December 31, 2021
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$150,751	$—	$1,174	$149,577
Federal agencies and GSEs	104,518	993	931	104,580
Mortgage-backed and CMOs	357,981	2,854	4,525	356,310
State and municipal	65,939	1,021	488	66,472
Corporate	15,450	218	140	15,528
Total securities available for sale	$694,639	$5,086	$7,258	$692,467

The Company had no equity securities at December 31, 2021 or  December 31, 2020 but recognized in income $333,000 during 2019.

(Dollars in thousands)	December 31, 2020
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$34,997	$1	$—	$34,998
Federal agencies and GSEs	104,092	1,976	45	106,023
Mortgage-backed and CMOs	246,770	6,117	105	252,782
State and municipal	57,122	1,979	2	59,099
Corporate	13,011	188	10	13,189
Total securities available for sale	$455,992	$10,261	$162	$466,091

The amortized cost and estimated fair value of investments in debt securities at December 31, 2021, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$52,314	$52,315
Due after one year through five years	185,555	185,333
Due after five years through ten years	84,768	84,381
Due after ten years	14,021	14,128
Mortgage-backed and CMOs	357,981	356,310
	$694,639	$692,467

Gross realized gains and losses on, and the proceeds from the sale of, securities available for sale were as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Gross realized gains	$35	$814	$328
Gross realized losses	—	—	(54)
Proceeds from sales of securities	561	5,811	29,878

Securities with a carrying value of approximately $150,400,000 and $189,791,000 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. FHLB letters of credit were used as additional collateral in the amounts of $275,000,000 at December 31, 2021 and $245,000,000 at December 31, 2020.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$149,577	$1,174	$149,577	$1,174	$—	$—
Federal agencies and GSEs	73,640	931	63,042	512	10,598	419
Mortgage-backed and CMOs	253,444	4,525	213,292	3,014	40,152	1,511
State and municipal	26,646	488	23,341	354	3,305	134
Corporate	7,611	140	7,611	140	—	—
Total	$510,918	$7,258	$456,863	$5,194	$54,055	$2,064

U.S. Treasury: The unrealized losses on the Company's investment in 17 U.S. Treasury securities were caused by normal market fluctuations. None of these securities was in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 26 government sponsored entities ("GSEs") were caused by normal market fluctuations. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Mortgage-backed securities: The unrealized losses on the Company's investment in 18 GSE mortgage-backed securities were caused by normal market fluctuations. Four of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Collateralized Mortgage Obligations: The unrealized losses associated with 33 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Four of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2021.

State and municipal securities: The unrealized losses on 39 state and municipal securities were caused by normal market fluctuations. Two of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

Corporate securities: The unrealized losses on three corporate securities were caused by normal market fluctuations and not credit deterioration. None of these securities was in an unrealized loss position for 12 months or more. These securities are not rated, but the Company conducted thorough internal credit reviews prior to purchase and conducts ongoing quarterly reviews of these companies as well, and the Company's analysis did not indicate the existence of credit loss. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheet. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $6,500,000 and $6,458,000 as of  December 31, 2021 and 2020, respectively, and FHLB stock in the amount of $1,556,000 and $2,257,000 as of December 31, 2021 and 2020, respectively.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2020 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$21,237	$45	$19,974	$26	$1,263	$19
Federal agencies and GSEs	46,640	105	46,640	105	—	—
Mortgage-backed and CMOs	3,456	2	3,456	2	—	—
State and municipal	5,990	10	5,990	10	—	—
Total	$77,323	$162	$76,060	$143	$1,263	$19

Other-Than-Temporary-Impaired Securities

As of December 31, 2021 and 2020, there were no securities classified as other-than-temporary impaired.

Note 4 – Loans

Loans, excluding loans held for sale, at December 31, 2021 and 2020 were comprised of the following (dollars in thousands):

	December 31,
	2021	2020
Commercial	$299,773	$491,256
Commercial real estate:
Construction and land development	134,221	140,071
Commercial real estate - owner occupied	391,517	373,680
Commercial real estate - non-owner occupied	731,034	627,569
Residential real estate:
Residential	289,757	269,137
Home equity	93,203	104,881
Consumer	7,075	8,462
Total loans, net of deferred fees and costs	$1,946,580	$2,015,056

Commercial includes approximately $12.2 million and $211.3 million in net PPP loans at December 31, 2021 and 2020, respectively. The PPP loan balances at December 31, 2021 and 2020 included $(282,000) and $(4,439,000), respectively, in unamortized net PPP fees. Net deferred loan (fees) costs included in the above loan categories are $333,000 for 2021 and $(3,021,000) for 2020 in all other categories.

Overdraft deposits were reclassified to consumer loans in the amount of $90,000 and $59,000 for 2021 and 2020, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Outstanding principal balance	$163,574	$251,730
Carrying amount	156,975	241,008

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Outstanding principal balance	$24,696	$37,417
Carrying amount	19,802	30,201

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	2019
Balance at January 1	$6,513	$7,893	$4,633
Additions from merger with HomeTown	—	—	4,410
Accretion	(5,292)	(3,553)	(3,304)
Reclassification from nonaccretable difference	2,780	2,233	736
Other changes, net (1)	901	(60)	1,418
Balance at December 31	$4,902	$6,513	$7,893

__________________________

(1)  This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2021 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$120	$—	$—	$26	$146	$299,627	$299,773
Commercial real estate:
Construction and land development	—	—	—	—	—	134,221	134,221
Commercial real estate - owner occupied	—	—	—	12	12	391,505	391,517
Commercial real estate - non-owner occupied	—	—	—	1,093	1,093	729,941	731,034
Residential:
Residential	670	20	154	792	1,636	288,121	289,757
Home equity	12	30	47	80	169	93,034	93,203
Consumer	6	—	15	3	24	7,051	7,075
Total	$808	$50	$216	$2,006	$3,080	$1,943,500	$1,946,580

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2020 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$153	$9	$—	$100	$262	$490,994	$491,256
Commercial real estate:
Construction and land development	168	—	—	5	173	139,898	140,071
Commercial real estate - owner occupied	62	—	209	304	575	373,105	373,680
Commercial real estate - non-owner occupied	—	—	—	1,158	1,158	626,411	627,569
Residential:
Residential	711	211	53	792	1,767	267,370	269,137
Home equity	—	—	—	69	69	104,812	104,881
Consumer	49	14	—	6	69	8,393	8,462
Total	$1,143	$234	$262	$2,434	$4,073	$2,010,983	$2,015,056

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2021 (dollars in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,107	23
Residential:
Residential	1,021	1,031	—	1,217	41
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,218	$2,226	$—	$2,404	$66
With a related allowance recorded:
Commercial	$14	$7	$7	$25	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	30	—
Residential
Residential	—	—	—	61	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$14	$7	$7	$116	$3
Total:
Commercial	$14	$7	$7	$29	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,137	23
Residential:
Residential	1,021	1,031	—	1,278	43
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,232	$2,233	$7	$2,520	$69

In the table above, recorded investment may be different than unpaid principal balance due to acquired loans with a premium or discount and loans with unearned costs or unearned fees.

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

In the table above, recorded investment may be different than unpaid principal balance due to acquired loans with a premium or discount and loans with unearned costs or unearned fees.

The following table shows the detail of loans modified as TDRs during the years ended December 31, 2021, 2020, and 2019, included in the impaired loan balances (dollars in thousands):

Loans Modified as TDRs for the Year Ended December 31, 2021
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	1	1,093	1,093
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$1,093	$1,093

	Loans Modified as TDRs for the Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	1	$106	$106
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	2	1,311	1,311
Residential real estate	1	82	82
Home equity	1	6	6
Consumer	—	—	—
Total	5	$1,505	$1,505

Loans Modified as TDRs for the Year Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	—	—
Residential real estate	1	207	207
Home equity	—	—	—
Consumer	—	—	—
Total	1	$207	$207

All loans modified as TDRs during the years ended December 31, 2021, 2020, and 2019 were structure modifications. There was no impact to the allowance for loan losses for the one commercial real estate-non-owner occupied TDR in 2021. The impact on the allowance for loan losses for the commercial loan modified as a TDR in 2020 was $88,000. The impact on the allowance for loan losses for one of the commercial real estate - non-owner occupied loans modified as a TDR in 2020 was $138,000; there was no impact on the allowance for loan losses for the other commercial real estate - non-owner occupied loan. There was no impact on the allowance for loan losses for the residential real estate loan and the home equity loan modified as TDRs in 2020. For the year ended December 31, 2020, the impact on the allowance was due to specific reserves that were charged-off prior to year-end. The impact on the allowance for loan losses for the residential real estate loan modified as a TDR in 2019 was $24,000.

During the years ended December 31, 2021 and 2019, the Company had no loans that subsequently defaulted within 12 months of modification. During the year ended December 31, 2020, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $1,052,000 that subsequently defaulted within 12 months of modification. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At December 31, 2021, the commercial real estate portfolio included concentrations of $81,241,000, $46,049,000 and $204,655,000 in hotel, restaurants, and retail, respectively. The concentrations total 17.1% of total loans, excluding loans in process.

The Company had $102,500 and $387,000 in residential real estate loans in the process of foreclosure at December 31, 2021 and December 31, 2020, respectively, and had $0 and $285,000 in residential OREO at  December 31, 2021 and December 31, 2020, respectively.

Risk Ratings

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity
Pass	$290,823	$130,111	$372,177	$720,138	$285,188	$92,807
Special Mention	8,333	2,881	11,048	8,702	1,774	—
Substandard	617	1,229	8,292	2,194	2,795	396
Doubtful	—	—	—	—	—	—
Total	$299,773	$134,221	$391,517	$731,034	$289,757	$93,203

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,057
Nonperforming	18
Total	$7,075

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) for each of the years in the three-year period ended December 31, 2021, are presented below (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for Loan Losses
Balance, beginning of year	$21,403	$13,152	$12,805
Provision for (recovery of) loan losses	(2,825)	8,916	456
Charge-offs	(146)	(1,006)	(333)
Recoveries	246	341	224
Balance, end of year	$18,678	$21,403	$13,152

	Year Ended December 31,
	2021	2020	2019
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$304	$329	$217
Provision for (recovery of) unfunded commitments	82	(25)	112
Charge-offs	—	—	—
Balance, end of year	$386	$304	$329

The reserve for unfunded loan commitments is included in other liabilities, and the provision for unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Charge-offs	—	—	(3)	—	(53)	(90)	(146)
Recoveries	40	—	7	8	99	92	246
Provision recovery	(745)	(530)	(380)	(493)	(655)	(22)	(2,825)
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Balance at December 31, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	2,642	1,365	3,767	6,778	3,402	50	18,004
Purchased credit impaired loans	19	32	197	363	56	—	667
Total	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Loans
Individually evaluated for impairment	$14	$—	$8	$1,185	$1,025	$—	$2,232
Collectively evaluated for impairment	299,470	133,984	382,562	724,180	377,290	7,060	1,924,546
Purchased credit impaired loans	289	237	8,947	5,669	4,645	15	19,802
Total	$299,773	$134,221	$391,517	$731,034	$382,960	$7,075	$1,946,580

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

The provision for loan losses for the 2020 period reflected an increase in the allowance based on a qualitative assessment of the declining and uncertain economic landscape in the wake of the COVID-19 pandemic. Sharp declines in employment, gross national product, housing and auto sales, housing starts and business activity in general indicated a higher risk of probable losses in the Bank's loan portfolio. For the year ended December 31, 2021, the Company recorded a negative provision (recovery) as the credit issues anticipated in 2020 did not materialize and the economic landscape improved substantially. Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's loan portfolio are known. The effects of the pandemic may require further changes in the level of allowance.

Note 6 – Premises and Equipment

Major classifications of premises and equipment at December 31, 2021 and 2020 are summarized as follows (dollars in thousands):

	December 31,
	2021	2020
Land	$10,084	$10,267
Buildings	33,262	36,173
Leasehold improvements	1,524	1,160
Furniture and equipment	18,494	19,424
	63,364	67,024
Accumulated depreciation	(27,800)	(27,301)
Premises and equipment, net	$35,564	$39,723

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $2,243,000, $2,188,000, and $2,064,000, respectively.

Note 7 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. In testing goodwill for impairment, the Company must first decide if circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing, it concludes that it is not more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required and the goodwill is not impaired. In the wake of the COVID-19 pandemic, the Company determined a triggering event had occurred and evaluated goodwill each of the four quarters of 2020 and no indicators of impairment were noted. The Company performed its annual analysis for the years ended December 31, 2021 and 2020, respectively, and no indications of impairment were noted.

Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and became fully amortized at June 30, 2020. Core deposit intangibles resulting from the MainStreet Bankshares, Inc. acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown Bankshares Corporation ("Hometown") in April 2019 were $8,200,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2021, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$85,048	$6,091
Amortization	—	(1,464)
Balance at December 31, 2021	$85,048	$4,627

Goodwill and intangible assets at December 31, 2021 and 2020 are as follows (dollars in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2021
Core deposit intangibles	$19,708	$(15,081)	$4,627
Goodwill	85,048	—	85,048

December 31, 2020
Core deposit intangibles	$19,708	$(13,617)	$6,091
Goodwill	85,048	—	85,048

Amortization expense of core deposit intangibles for the years ended December 31, 2021, 2020, and 2019 was $1,464,000, $1,637,000, and $1,398,000, respectively. As of December 31, 2021, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2022	$1,260
2023	1,069
2024	800
2025	617
2026	881
Total	$4,627

Note 8 – Leases

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company under noncancelable operating lease agreements. The aggregate right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets. Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

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

The following tables present information about the Company's leases as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	December 31, 2021	December 31, 2020
Lease liabilities	$4,023	$4,940
Right-of-use assets	$3,939	$4,878
Weighted average remaining lease term (in years)	6.92	7.33
Weighted average discount rate	3.09%	3.03%

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost
Operating lease cost	$1,069	$993	$1,040
Short-term lease cost	—	3	3
Total lease cost	$1,069	$996	$1,043

Cash paid for amounts included in the measurement of lease liabilities	$1,047	$959	$1,013

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2021
2022	$1,043
2023	944
2024	514
2025	471
2026	260
2027 and after	1,289
Total undiscounted cash flows	$4,521
Discount	(498)
Lease liabilities	$4,023

Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2021, 2020, and 2019 totaled $1,257,000, $1,158,000, and $1,187,000, respectively. The amounts recognized in lease expense include insurance, property taxes, and common area maintenance.

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2021 and 2020 was $159,826,000 and $170,089,000, respectively.

At December 31, 2021, the scheduled maturities and amounts of certificates of deposits (included in interest-bearing deposits on the consolidated balance sheets) were as follows (dollars in thousands):

Year	Amount
2022	$246,629
2023	42,269
2024	17,182
2025	13,904
2026	28,259
2027 and after	6,460
Total	$354,703

There were no brokered time deposits at December 31, 2021 or December 31, 2020. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $550,000 at December 31, 2021 compared to $4,342,000 at  December 31, 2020. Deposits through the CDARS program are generated from major customers with substantial relationships with the Bank.

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60,000,000 and has access to the Federal Reserve Bank of Richmond's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$41,128	0.03%	$42,551	0.13%

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of December 31, 2021, $1,051,176,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no FHLB long-term borrowings as of December 31, 2021 or 2020. The Company had Junior Subordinated debt at December 31, 2021 and 2020, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2021, the Bank's public deposits totaled $326,595,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2021, the Company had $275,000,000 in letters of credit with the FHLB outstanding as well as $96,495,000 in agency, state, and municipal securities to provide collateral for such deposits.

Subordinated Debt

On April 1, 2019, in connection with the HomeTown merger, the Company assumed $7,500,000 in aggregate principal amount of fixed-to-floating rate subordinated notes issued to various institutional accredited investors. A fair value adjustment of $30,000 was recorded on the subordinated debt as a result of the acquisition and was amortized into interest expense through December 30, 2020. The notes had a maturity date of December 30, 2025 and had an annual fixed interest rate of 6.75% until December 30, 2020. Thereafter, the notes had a floating interest rate based on LIBOR. Interest was paid semi-annually, in arrears, on June 30 and December 30 of each year during the fixed interest rate period. Interest was paid quarterly, in arrears, on March 30, June 30, September 30, and December 30 throughout the floating interest rate period. This debt was paid in full and the notes were redeemed on June 30, 2021.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2021	2020
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619
MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,545	4,489
MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	3,068	3,022
				$28,232	$28,130

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $610,000 and $541,000 at December 31, 2021 and $666,000 and $587,000 at  December 31, 2020, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

(Dollars in thousands)	December 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$2,800	$4,050

(Dollars in thousands)	December 31, 2020
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$4,868	$5,750

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

A summary of stock option transactions for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual Term	Value
	Shares	Price	(In Years)	($000)
Outstanding at December 31, 2020	10,541	$16.63
Granted	—	—
Exercised	(5,346)	16.63
Forfeited	(332)	16.63
Expired	—	—
Outstanding at December 31, 2021	4,863	$16.63	2.97	$102
Exercisable at December 31, 2021	4,863	$16.63	2.97	$102

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on changes in the fair value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2021, 2020, and 2019 were $89,000, $43,000, and $688,000, respectively. Total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $96,000, $42,000, and $616,000, respectively.

In connection with the HomeTown acquisition, there was $147,000 in recognized stock compensation expense attributable to outstanding stock options in the year ended December 31, 2019. There was no recognized stock compensation expense attributable to outstanding stock options in 2021 or 2020. As of December 31, 2021, 2020, and 2019, there was no unrecognized compensation expense attributable to the outstanding stock options.

The following table summarizes information related to stock options outstanding on December 31, 2021:

Options Outstanding and Exercisable
Weighted-Average
	Number of	Remaining
Range of	Outstanding	Contractual Life	Weighted-Average
Exercise Prices	Options	(In Years)	Exercise Price
$15.00 to $20.00	4,863	2.97	$16.63

No stock options were granted in 2021, 2020 and 2019.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2021 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2021 is summarized in the following table:

		Weighted
		Average Grant
	Shares	Date Value Per Share
Nonvested at December 31, 2020	58,539	$34.81
Granted	27,712	29.39
Vested	(24,797)	36.04
Forfeited	(2,993)	31.14
Nonvested at December 31, 2021	58,461	31.91

As of December 31, 2021, 2020, and 2019, there was $782,000, $797,000, and $751,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. This cost is expected to be recognized over the next 12 to 36 months. The share based compensation expense for nonvested restricted stock was $749,000, $672,000, and $915,000 during 2021, 2020, and 2019, respectively. The expense for 2019 included $257,000 of accelerated compensation expense as a result of the HomeTown merger.

The Company offers its outside directors alternatives with respect to director compensation. For 2021 and 2020, the regular quarterly board retainer could be received in the form of shares of immediately vested but restricted stock with a market value of $10,000. Monthly meeting fees could be received as $800 per meeting in cash or $1,000 in immediately vested but restricted stock. For 2019, the regular monthly board retainer could be received quarterly in the form of immediately vested but restricted stock with a market value of $7,500. Monthly meeting fees could be received as $725 in cash or $900 in immediately vested but restricted stock. Only outside directors receive board fees. The Company issued 20,474, 27,986 and 17,373 shares and recognized share based compensation expense of $683,000, $779,000, and $626,000 during 2021, 2020 and 2019, respectively.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2018.

The components of the Company's net deferred tax assets were as follows (dollars in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,116	$4,636
Nonaccrual loan interest	250	507
Other real estate owned valuation allowance	23	124
Deferred compensation	1,183	159
Acquisition accounting adjustments	1,258	3,404
Lease liability, net of right of use asset	18	13
Accrued pension liability	320	447
Net unrealized loss on cash flow hedges	588	1,022
Net unrealized loss on securities available for sale	469	—
Other	253	318
Total deferred tax assets	8,478	10,630

Deferred tax liabilities:
Depreciation	1,094	1,352
Core deposit intangibles	999	1,315
Prepaid pension	—	213
Deferred loan origination costs, net	72	533
Net unrealized gain on securities available for sale	—	2,180
Other	6	32
Total deferred tax liabilities	2,171	5,625
Net deferred tax assets	$6,307	$5,005

The provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense	$10,905	$7,777	$3,793
Deferred tax (benefit) expense	808	(640)	1,068
Total income tax expense	$11,713	$7,137	$4,861

A reconcilement of the "expected" federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Expected federal tax expense	$11,600	$7,808	$5,411
Nondeductible interest expense	8	31	67
Tax-exempt interest	(198)	(259)	(478)
State income taxes	326	207	149
Other, net	(23)	(650)	(288)
Total income tax expense	$11,713	$7,137	$4,861

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

	Year Ended December 31,
	2021		2020		2019
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	10,873,817	$4.00	10,981,623	$2.74	10,531,572	$1.99
Effect of dilutive securities - stock options	3,414	—	4,167	(0.01)	9,765	(0.01)
Diluted earnings per share	10,877,231	$4.00	10,985,790	$2.73	10,541,337	$1.98

There were no outstanding stock options that were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive in 2021, 2020, and 2019.

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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2021 and 2020 (dollars in thousands):

	December 31,
	2021	2020
Commitments to extend credit	$654,436	$503,272
Standby letters of credit	10,201	17,355
Mortgage loan rate lock commitments	10,891	26,883

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

At December 31, 2021, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $10,891,000 and loans held for sale of $8,481,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform. If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2021 and 2020, none of these loans was restructured, past due, or on nonaccrual status.

An analysis of these loans for 2021 is as follows (dollars in thousands):

Balance at December 31, 2020	$8,522
Additions	7,935
Repayments	(601)
Reclassifications(1)	(3)
Balance at December 31, 2021	$15,853

__________________________

(1) Includes loans to persons no longer affiliated with the Company and therefore not considered related party loans as of period end.

Related party deposits totaled $10,920,000 at December 31, 2021 and $16,436,000 at December 31, 2020.

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

	As of and for the Year Ended December 31,
	2021	2020	2019
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$5,821	$6,262	$5,812
Service cost	—	—	—
Interest cost	91	152	209
Actuarial (gain) loss	(259)	814	489
Settlement gain (loss)	6	44	(12)
Benefits paid	(646)	(1,451)	(236)
Projected benefit obligation at end of year	5,013	5,821	6,262

Change in Plan Assets:
Fair value of plan assets at beginning of year	4,701	5,915	5,653
Actual return on plan assets	190	237	498
Employer contributions	800	—	—
Benefits paid	(646)	(1,451)	(236)
Fair value of plan assets at end of year	5,045	4,701	5,915

Funded Status at End of Year	$32	$(1,120)	$(347)

Amounts Recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$32	$(1,120)	$(347)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$1,481	$2,071	$1,658
Deferred income taxes	(320)	(435)	(358)
Amount recognized	$1,161	$1,636	$1,300

	As of and for the Year Ended December 31,
	2021	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	91	152	209
Expected return on plan assets	(230)	(285)	(269)
Recognized net loss due to settlement	195	352	52
Recognized net actuarial loss	182	140	133
Net periodic benefit cost	$238	$359	$125

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(590)	$413	$64
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(590)	$413	$64

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$(352)	$772	$189

The accumulated benefit obligation as of December 31, 2021, 2020, and 2019 was $5,014,000, $5,821,000, and $6,262,000, respectively. The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.

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

Below is a description of the plan's assets. The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2021 and 2020:

Asset Category	December 31,
	2021	2020
Fixed Income	56.5%	65.6%
Equity	22.9%	31.5%
Cash and Accrued Income	20.6%	2.9%
Total	100.0%	100.0%

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

The fair value of the Company's pension plan assets at December 31, 2021 and 2020, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2021	Level 1	Level 2	Level 3
Cash	$1,042	$1,042	$—	$—
Fixed income securities
Government sponsored entities	469	—	469	—
Municipal bonds and notes	2,067	—	2,067	—
Corporate bonds and notes	312	—	312	—
Equity securities
U.S. companies	964	964	—	—
Foreign companies	191	191	—	—
	$5,045	$2,197	$2,848	$—

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2020	Level 1	Level 2	Level 3
Cash	$138	$138	$—	$—
Fixed income securities
Government sponsored entities	444	—	444	—
Municipal bonds and notes	2,147	—	2,147	—
Corporate bonds and notes	491	—	491	—
Equity securities
U.S. companies	1,259	1,259	—	—
Foreign companies	222	222	—	—
	$4,701	$1,619	$3,082	$—

Projected benefit payments for the years 2022 to 2031 are as follows (dollars in thousands):

Year	Amount
2022	$142
2023	716
2024	240
2025	1,195
2026	193
2027 - 2031	2,324

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $1,121,000, $1,038,000, and $932,000 to the 401(k) plan in 2021, 2020, and 2019, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

Prior to 2015, the Company maintained deferred compensation agreements with former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for 10 years upon their retirement. The liabilities under these agreements were accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments had been accrued. As of December 31, 2021, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $150,000 and $200,000 at December 31, 2021 and 2020, respectively. There was no expense for this agreement for the years ended December 31, 2021, 2020, and 2019. As a result of acquisitions, the Company has various agreements with current and former employees and executives with balances of $5,552,000 and $5,585,000 at December 31, 2021 and 2020, respectively that accrue through eligibility and are payable upon retirement. The Company recognized expenses of $430,000, $422,000 and $194,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Certain named executive officers are eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The contributions charged to salary expense were $184,000, $0 and $158,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Incentive Arrangements

The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals. The total amount charged to salary expense for this plan was $2,897,000, $1,214,000 and $1,217,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$149,577	$—	$149,577	$—
Federal agencies and GSEs	104,580	—	104,580	—
Mortgage-backed and CMOs	356,310	—	356,310	—
State and municipal	66,472	—	66,472	—
Corporate	15,528	—	15,528	—
Total securities available for sale	$692,467	$—	$692,467	$—
Loans held for sale	$8,481	$—	$8,481	$—
Liabilities:
Derivative - cash flow hedges	$2,800	$—	$2,800	$—

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$34,998	$—	$34,998	$—
Federal agencies and GSEs	106,023	—	106,023	—
Mortgage-backed and CMOs	252,782	—	252,782	—
State and municipal	59,099	—	59,099	—
Corporate	13,189	—	13,189	—
Total securities available for sale	$466,091	$—	$466,091	$—
Loans held for sale	$15,591	$—	$15,591	$—
Liabilities:
Derivative - cash flow hedges	$4,868	$—	$4,868	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	143	—	—	143

		Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2020	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$268	$—	$—	$268
Other real estate owned, net	958	—	—	958

Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2021 and 2020:

			December 31, 2021	December 31, 2020
Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4.13% - 4.73%; 4.35%	4.13% - 7.20%; 5.19%

Other real estate owned	Discounted appraised value	Selling cost	8.00%	8.00%

__________________________

(1) Unobservable inputs were weighted by the relative fair value of the impaired loans.

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$510,868	$510,868	$—	$—	$510,868
Securities available for sale	692,467	—	692,467	—	692,467
Restricted stock	8,056	—	8,056	—	8,056
Loans held for sale	8,481	—	8,481	—	8,481
Loans, net of allowance	1,927,902	—	—	1,914,887	1,914,887
Bank owned life insurance	29,107	—	29,107	—	29,107
Accrued interest receivable	5,822	—	5,822	—	5,822

Financial Liabilities:
Deposits	$2,890,353	$—	$2,892,487	$—	$2,892,487
Repurchase agreements	41,128	—	41,128	—	41,128
Junior subordinated debt	28,232	—	—	26,635	26,635
Accrued interest payable	392	—	392	—	392
Derivative - cash flow hedges	2,800	—	2,800	—	2,800

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2020 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$374,370	$374,370	$—	$—	$374,370
Securities available for sale	466,091	—	466,091	—	466,091
Restricted stock	8,715	—	8,715	—	8,715
Loans held for sale	15,591	—	15,591	—	15,591
Loans, net of allowance	1,993,653	—	—	1,992,326	1,992,326
Bank owned life insurance	28,482	—	28,482	—	28,482
Accrued interest receivable	7,193	—	7,193	—	7,193

Financial Liabilities:
Deposits	$2,611,330	$—	$2,615,157	$—	$2,615,157
Repurchase agreements	42,551	—	42,551	—	42,551
Subordinated debt	7,500	—	7,522	—	7,522
Junior subordinated debt	28,130	—	—	21,696	21,696
Accrued interest payable	778	—	778	—	778
Derivative - cash flow hedges	4,868	—	4,868	—	4,868

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, up to $35,132,000 as of December 31, 2021. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.

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

The FRB and Office of the Comptroller of the Currency have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Basel III Capital Rules"). The Basel III Capital Rules require banks and bank holding companies to comply with certain minimum capital ratios, plus a "capital conservation buffer," as set forth in the table below. The capital conservation buffer requirement was phased in ratably over a four year period beginning on January 1, 2016, is designed to absorb losses during periods of economic stress and is applicable to all ratios except the leverage capital ratio. Institutions with a Common Equity Tier 1 ratio above the minimum (4.5%) but below the minimum plus the conservation buffer (7.0%) will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. The Bank must also comply with the capital requirements set forth in the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act. The minimum capital ratios for the Bank to be considered "well capitalized" are set forth in the table below.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio (commonly referred to as the community bank leverage ratio or "CBLR"). Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and are deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework has a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank do mot currently expect to opt into the CBLR framework.

Management believes that as of December 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

					To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Required for Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1
Company	$270,192	12.43%	$97,798	>7.00%	N/A	N/A
Bank	285,260	13.15	151,845	>7.00	$140,999	>6.50%

Tier 1 Capital
Company	298,424	13.73	130,397	>8.50	N/A	N/A
Bank	285,260	13.15	184,383	>8.50	173,537	>8.00

Total Capital
Company	317,488	14.61	173,862	>10.50	N/A	N/A
Bank	304,324	14.03	277,767	>10.50	216,921	>10.00

Leverage Capital
Company	298,424	9.13	130,722	>4.00	N/A	N/A
Bank	285,260	8.76	130,264	>4.00	162,830	>5.00

December 31, 2020
Common Equity Tier 1
Company	$244,318	12.36%	$88,967	>7.00%	N/A	N/A
Bank	252,748	12.86	137,530	>7.00	$127,706	>6.50%

Tier 1 Capital
Company	272,448	13.78	118,623	>8.50	N/A	N/A
Bank	252,748	12.86	167,001	>8.50	157,177	>8.00

Total Capital
Company	300,155	15.18	158,164	>10.50	N/A	N/A
Bank	274,455	13.97	206,295	>10.50	196,471	>10.00

Leverage Capital
Company	272,448	9.48	114,902	>4.00	N/A	N/A
Bank	252,748	8.85	114,247	>4.00	142,809	>5.00

*Ratios include the conservation buffer.

Note 21 – Segment and Related Information

The Company has two reportable segments, community banking and wealth management.

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

Wealth management include estate planning, trust account administration, investment management, and retail brokerage. Investment management include purchasing equity, fixed income, and mutual fund investments for customer accounts. The wealth management segment receives fees for investment and administrative services.

Segment information as of and for the years ended December 31, 2021, 2020, and 2019, is shown in the following table (dollars in thousands):

	2021
	Community Banking	Wealth Management	Total
Interest income	$95,796	$—	$95,796
Interest expense	5,405	—	5,405
Noninterest income	15,012	6,019	21,031
Noninterest expense	56,251	2,757	59,008
Income before income taxes	51,977	3,262	55,239
Net income	40,949	2,577	43,526
Depreciation and amortization	3,697	10	3,707
Total assets	3,334,347	250	3,334,597
Goodwill	85,048	—	85,048
Capital expenditures	1,000	—	1,000

	2020
	Community Banking	Wealth Management	Total
Interest income	$95,840	$—	$95,840
Interest expense	12,020	—	12,020
Noninterest income	12,054	4,789	16,843
Noninterest expense	52,245	2,320	54,565
Income before income taxes	34,714	2,468	37,182
Net income	28,052	1,993	30,045
Depreciation and amortization	3,815	10	3,825
Total assets	3,049,779	231	3,050,010
Goodwill	85,048	—	85,048
Capital expenditures	2,690	4	2,694

	2019
	Community Banking	Wealth Management	Total
Interest income	$92,855	$—	$92,855
Interest expense	15,728	—	15,728
Noninterest income	10,602	4,568	15,170
Noninterest expense	63,794	2,280	66,074
Income before income taxes	23,479	2,288	25,767
Net income	19,050	1,856	20,906
Depreciation and amortization	3,454	8	3,462
Total assets	2,478,478	72	2,478,550
Goodwill	84,002	—	84,002
Capital expenditures	3,534	21	3,555

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2021	2020
Cash	$10,560	$17,759
Securities available for sale, at fair value	1,766	8,534
Investment in subsidiaries	372,902	351,033
Due from subsidiaries	128	143
Other assets	607	1,062
Total Assets	$385,963	$378,531

Subordinated debt	$—	$7,500
Junior subordinated debt	28,232	28,130
Other liabilities	2,939	5,007
Shareholders' equity	354,792	337,894
Total Liabilities and Shareholders' Equity	$385,963	$378,531

	Year Ended December 31,
Condensed Statements of Income	2021	2020	2019
Dividends from subsidiary	$16,000	$25,500	$25,000
Other income	411	512	823
Expenses	3,057	3,369	4,232
Income tax benefit	(556)	(600)	(601)
Income before equity in undistributed earnings of subsidiary	13,910	23,243	22,192
Equity in undistributed (distributed) earnings of subsidiary	29,616	6,802	(1,286)
Net Income	$43,526	$30,045	$20,906

	Year Ended December 31,
Condensed Statements of Cash Flows	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$43,526	$30,045	$20,906
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in earnings) distributions in excess of earnings of subsidiary	(29,616)	(6,802)	1,286
Net amortization of securities	10	—	—
Net change in other assets	27	84	(382)
Net change in other liabilities	102	85	(35)
Net cash operating activities	14,049	23,412	21,775
Cash Flows from Investing Activities:
Purchases of securities available for sale	—	—	(2,220)
Sales, cal1s and maturities of equity securities	6,800	—	445
Cash paid in bank acquisition	—	—	(27)
Cash acquired in bank acquisition	—	—	981
Net cash provided by (used in) investing activities	6,800	—	(821)
Cash Flows from Financing Activities:
Common stock dividends paid	(11,827)	(11,842)	(10,965)
Repurchase of common stock	(8,810)	(4,981)	(3,146)
Proceeds from exercise of stock options	89	43	688
Net change in subordinated debt	(7,500)	—	—
Net cash used in financing activities	(28,048)	(16,780)	(13,423)
Net increase (decrease) in cash and cash equivalents	(7,199)	6,632	7,531
Cash and cash equivalents at beginning of period	17,759	11,127	3,596
Cash and cash equivalents at end of period	$10,560	$17,759	$11,127

Note 23 – Supplemental Cash Flow Information

(dollars in thousands)	As of or for the Year Ended December 31,
	2021	2020	2019
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$23,095	$30,767	$32,505
Interest-bearing deposits in other banks	487,773	343,603	47,077
	$510,868	$374,370	$79,582

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,791	$12,455	$15,310
Income taxes	3,102	7,609	4,698
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	95	234
Transfer of loans to repossessions	—	411	—
Transfer from premises and equipment to other assets	1,316	—	445
Increase (decrease) in operating lease right-of-use asset	(21)	371	4,453
Increase (decrease) in operating lease liabilities	(21)	371	4,453
Unrealized gains (losses) on securities available for sale	(12,271)	6,399	8,821
Unrealized gains (losses) on cash flow hedges	2,068	(2,210)	(1,854)
Change in unfunded pension liability	590	(413)	(64)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	—	34,876
Restricted stock	—	—	2,588
Loans	—	—	444,324
Premises and equipment	—	—	12,554
Deferred income taxes	—	—	2,960
Core deposit intangible	—	—	8,200
Other real estate owned	—	—	1,442
Bank owned life insurance	—	—	8,246
Other assets	—	—	14,244

Liabilities assumed:
Deposits	—	—	483,626
Short-term FHLB advances	—	—	14,883
Long-term FHLB advances	—	—	778
Subordinated debt	—	—	7,530
Other liabilities	—	—	5,780

Consideration:
Issuance of common stock	—	—	82,470
Fair value of replacement stock options/restricted stock	—	—	753

Note 24 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

		Unrealized	Adjustments	Accumulated
	Net Unrealized	Losses on	Related to	Other
	Gains (Losses)	Cash Flow	Pension	Comprehensive
	on Securities	Hedges	Benefits	Income (Loss)
Balance at Balance at December 31, 2018	$(3,973)	$(624)	$(1,238)	$(5,835)
Net unrealized gains on securities available for sale, net of tax, $2,005	7,090	—	—	7,090
Reclassification adjustment for realized gains on securities, net of tax, $(59)	(215)	—	—	(215)
Net unrealized losses on cash flow hedges, net of tax, $(394)	—	(1,460)	—	(1,460)
Change in unfunded pension liability, net of tax, $(1)	—	—	(63)	(63)
Balance at December 31, 2019	2,902	(2,084)	(1,301)	(483)
Net unrealized gains on securities available for sale, net of tax, $1,557	5,656	—	—	5,656
Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)
Net unrealized losses on cash flow hedges, net of tax, $(448)	—	(1,762)	—	(1,762)
Change in unfunded pension liability, net of tax, $(77)	—	—	(336)	(336)
Balance at December 31, 2020	7,920	(3,846)	(1,637)	2,437
Net unrealized losses on securities available for sale, net of tax, $(2,643)	(9,593)	—	—	(9,593)
Reclassification adjustment for realized gains on securities, net of tax, $(7)	(28)	—	—	(28)
Net unrealized gains on cash flow hedges, net of tax, $434	—	1,634	—	1,634
Change in unfunded pension liability, net of tax, $115	—	—	475	475
Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For the Three Years Ending December 31, 2021

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Year Ended December 31,
	2021	2020	2019
Available for sale securities:
Realized gain on sale of securities	$35	$814	$274	Securities gains, net
	(7)	(176)	(59)	Income taxes
	$28	$638	$215	Net of tax

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2021, as stated in their report included in Item 8 of this Form 10-K. Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2021.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and Chief Financial Officer

March 14, 2022

ITEM 9B – OTHER INFORMATION

None

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm (PCAOB ID 613). See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 8-K filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed May 21, 2020

4.1	Description of American National Bankshares Inc.'s Securities	Filed herewith

10.1	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley	Exhibit 10.1 on Form 8-K filed March 7, 2022

10.2	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey W. Farrar	Exhibit 10.2 on Form 8-K filed March 7, 2022

10.3	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Edward C. Martin	Exhibit 10.3 on Form 8-K filed March 7, 2022

10.4	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Exhibit 10.8 on Form 10-K filed March 8, 2019

10.5	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Rhonda P. Joyce	Filed herewith

10.6	Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Alexander Jung	Filed herewith

10.7	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Charles T. Canaday, Jr.	Filed herewith

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on April 22, 2008, filed on March 14, 2008

10.9	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	HomeTown Bank 2005 Stock Option Plan	Exhibit 4.0 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed April 1, 2019

10.11	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.12	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2017	Filed herewith

10.13	162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2018	Filed herewith

10.14	Adoption Agreement for the RestatedVirginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, effective January 1, 2020	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

ITEM 16 – FORM 10-K SUMMARY

The registrant has not selected the option to provide the summary information of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2022		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022.

/s/ Jeffrey V. Haley	Director, President and
Jeffrey V. Haley	Chief Executive Officer (principal executive officer)

/s/ Charles H. Majors	Director and Chairman
Charles H. Majors

/s/ Nancy H. Agee	Director	/s/ John H. Love	Director
Nancy H. Agee		John H. Love

/s/ Tammy M. Finley	Director	/s/ Ronda M. Penn	Director
Tammy M. Finley		Ronda M. Penn

/s/ Michael P. Haley	Director	/s/ Dan M. Pleasant	Director
Michael P. Haley		Dan M. Pleasant

/s/ Charles S. Harris	Director	/s/ Joel R. Shepherd	Director
Charles S. Harris		Joel R. Shepherd

/s/ F. D. Hornaday, III	Director	/s/ Susan K. Still	Director
F. D. Hornaday, III		Susan K. Still

/s/ Cathy W. Liles	Senior Vice President and	/s/ Jeffrey W. Farrar	Executive Vice President,
Cathy W. Liles	Chief Accounting Officer (principal accounting officer)	Jeffrey W. Farrar	Chief Operating Officer and Chief Financial Officer (principal financial officer)