Form 10-Q
period 2022-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2022-05-09
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At May 2, 2022, the Company had 10,705,799 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		46

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2022	December 31, 2021
Assets		*
Cash and due from banks	$34,506	$23,095
Interest-bearing deposits in other banks	452,562	487,773
Securities available for sale, at fair value	686,176	692,467
Restricted stock, at cost	8,484	8,056
Loans held for sale	2,524	8,481
Loans, net of deferred fees and costs	1,988,008	1,946,580
Less allowance for loan losses	(17,988)	(18,678)
Net loans	1,970,020	1,927,902
Premises and equipment, net	35,383	35,564
Other real estate owned, net of valuation allowance	143	143
Goodwill	85,048	85,048
Core deposit intangibles, net	4,297	4,627
Bank owned life insurance	29,159	29,107
Other assets	37,936	32,334
Total assets	$3,346,238	$3,334,597

Liabilities
Noninterest-bearing deposits	$1,024,778	$1,009,081
Interest-bearing deposits	1,901,429	1,881,272
Total deposits	2,926,207	2,890,353
Customer repurchase agreements	38,527	41,128
Long-term borrowings	28,257	28,232
Other liabilities	18,173	20,092
Total liabilities	3,011,164	2,979,805

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,713,958 shares outstanding at March 31, 2022 and 10,766,967 shares outstanding at December 31, 2021	10,638	10,710
Capital in excess of par value	144,848	147,777
Retained earnings	207,373	201,380
Accumulated other comprehensive loss, net	(27,785)	(5,075)
Total shareholders' equity	335,074	354,792
Total liabilities and shareholders' equity	$3,346,238	$3,334,597

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$18,788	$22,273
Interest and dividends on securities:
Taxable	2,239	1,632
Tax-exempt	90	103
Dividends	113	119
Other interest income	177	77
Total interest and dividend income	21,407	24,204
Interest Expense:
Interest on deposits	569	1,287
Interest on short-term borrowings	6	11
Interest on long-term borrowings	379	483
Total interest expense	954	1,781
Net Interest Income	20,453	22,423
Recovery of loan losses	(758)	—
Net Interest Income After Recovery of Loan Losses	21,211	22,423
Noninterest Income:
Wealth management income	1,809	1,424
Service charges on deposit accounts	689	622
Interchange fees	981	889
Other fees and commissions	266	250
Mortgage banking income	673	1,318
Income from Small Business Investment Companies	493	428
Income from insurance investments	447	788
Gains (losses) on premises and equipment, net	4	(49)
Other	238	252
Total noninterest income	5,600	5,922
Noninterest Expense:
Salaries and employee benefits	8,598	7,518
Occupancy and equipment	1,542	1,533
FDIC assessment	239	224
Bank franchise tax	476	438
Core deposit intangible amortization	330	381
Data processing	847	778
Software	363	329
Other real estate owned, net	(1)	117
Other	2,955	2,747
Total noninterest expense	15,349	14,065
Income Before Income Taxes	11,462	14,280
Income Taxes	2,463	2,991
Net Income	$8,999	$11,289
Net Income Per Common Share:
Basic	$0.84	$1.03
Diluted	$0.84	$1.03
Weighted Average Common Shares Outstanding:
Basic	10,754,287	10,971,466
Diluted	10,756,902	10,976,177

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$8,999	$11,289

Other comprehensive loss:

Unrealized losses on securities available for sale	(30,861)	(5,882)
Tax effect	6,662	1,271

Unrealized gains on cash flow hedges	1,885	1,781
Tax effect	(396)	(374)

Other comprehensive loss	(22,710)	(3,204)

Comprehensive (loss) income	$(13,711)	$8,085

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2022 and 2021
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	11,289	—	11,289

Other comprehensive loss	—	—	—	(3,204)	(3,204)

Stock repurchased (54,023)	(54)	(1,540)	—	—	(1,594)

Vesting of restricted stock (15,315 shares)	15	(15)	—	—	—

Equity based compensation (29,827 shares)	7	356	—	—	363

Cash dividends paid, $0.27 per share	—	—	(2,955)	—	(2,955)

Balance, March 31, 2021	$10,894	$153,651	$178,015	$(767)	$341,793

Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	8,999	—	8,999

Other comprehensive loss	—	—	—	(22,710)	(22,710)

Stock repurchased (88,929 shares)	(89)	(3,306)	—	—	(3,395)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (11,912 shares)	12	(12)	—	—	—

Equity based compensation (4,249 shares)	4	378	—	—	382

Cash dividends paid, $0.28 per share	—	—	(3,006)	—	(3,006)

Balance, March 31, 2022	$10,638	$144,848	$207,373	$(27,785)	$335,074

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,999	$11,289
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(758)	—
Depreciation	547	580
Net accretion of acquisition accounting adjustments	(556)	(948)
Core deposit intangible amortization	330	381
Net amortization of securities	500	406
Gain on sale of loans held for sale	(673)	(1,318)
Proceeds from sales of loans held for sale	26,414	40,166
Originations of loans held for sale	(19,784)	(41,186)
Net loss on other real estate owned	—	111
Net gain (loss) on sale or disposal of premises and equipment	(4)	49
Equity based compensation expense	382	363
Net change in bank owned life insurance	(52)	(153)
Deferred income tax expense	641	106
Net change in other assets	114	389
Net change in other liabilities	(34)	3,420
Net cash provided by operating activities	16,066	13,655

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	42,594	55,825
Purchases of securities available for sale	(67,664)	(78,165)
Net change in restricted stock	(428)	691
Net (increase) decrease in loans	(40,794)	37,381
Proceeds from sale of premises and equipment	4	4
Purchases of premises and equipment	(366)	(246)
Proceeds from sales of other real estate owned	—	404
Net cash (used in) provided by investing activities	(66,654)	15,894

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	15,697	77,627
Net change in interest-bearing deposits	20,081	(56,401)
Net change in customer repurchase agreements	(2,601)	(3,346)
Common stock dividends paid	(3,006)	(2,955)
Repurchase of common stock	(3,395)	(1,594)
Proceeds from exercise of stock options	12	—
Net cash provided by financing activities	26,788	13,331
Net (Decrease) Increase in Cash and Cash Equivalents	(23,800)	42,880
Cash and Cash Equivalents at Beginning of Period	510,868	374,370
Cash and Cash Equivalents at End of Period	$487,068	$417,250

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Developments

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Bank/Company on January 1, 2022. The adoption did not have a material impact to the consolidated financial statements.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU's 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard.  The Company has begun running parallel models to assess and refine assumptions and methodologies. Management will continue to refine the model to calculate an adjustment to reserves upon adoption.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at March 31, 2022 were as follows (dollars in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,260	$—	$7,425	$144,835
Federal agencies and GSEs	107,000	279	3,432	103,847
Mortgage-backed and CMOs	362,605	216	19,833	342,988
State and municipal	67,894	179	2,396	65,677
Corporate	29,450	100	721	28,829
Total securities available for sale	$719,209	$774	$33,807	$686,176

The amortized cost and fair value of investments in securities available for sale at December 31, 2021 were as follows (dollars in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$150,751	$—	$1,174	$149,577
Federal agencies and GSEs	104,518	993	931	104,580
Mortgage-backed and CMOs	357,981	2,854	4,525	356,310
State and municipal	65,939	1,021	488	66,472
Corporate	15,450	218	140	15,528
Total securities available for sale	$694,639	$5,086	$7,258	$692,467

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2022 and  December 31, 2021 was as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
FRB stock	$6,511	$6,500
FHLB stock	1,973	1,556
Total restricted stock	$8,484	$8,056

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at March 31, 2022, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$144,835	$7,425	$144,835	$7,425	$—	$—
Federal agencies and GSEs	91,878	3,432	66,968	1,591	24,910	1,841
Mortgage-backed and CMOs	329,564	19,833	270,590	13,849	58,974	5,984
State and municipal	45,065	2,396	38,077	1,642	6,988	754
Corporate	21,029	721	21,029	721	—	—
Total	$632,371	$33,807	$541,499	$25,228	$90,872	$8,579

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2021 (dollars in thousands):

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 41 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Fourteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Mortgage-backed securities: The unrealized losses on the Company's investment in 82 GSE mortgage-backed securities were caused by normal market fluctuations. Nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Collateralized Mortgage Obligations: The unrealized losses associated with 49 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Six of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

State and municipal securities: The unrealized losses on 66 state and municipal securities were caused by normal market fluctuations. Eleven of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Corporate securities: The unrealized losses on six corporate securities were caused by normal market fluctuations and not credit deterioration. None of these securities were in an unrealized loss position for 12 months or more. Only one of these securities is rated (Baa2 by Moody's), but the Company conducted thorough internal credit reviews prior to the purchase of each which determined the investment risk to be acceptable due to the issuers' experienced management teams, strong asset quality, and ample levels of capital and liquidity. The Company conducts ongoing quarterly reviews of these companies as well. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  March 31, 2022.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2022, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of March 31, 2022 and December 31, 2021, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The Company did not have any realized gains or losses on, or proceeds from the sale, of securities available for sale during the three months ended March 31, 2022 and 2021.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at March 31, 2022 and  December 31, 2021, were comprised of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Commercial	$291,697	$299,773
Commercial real estate:
Construction and land development	148,276	134,221
Commercial real estate - owner occupied	402,306	391,517
Commercial real estate - non-owner occupied	752,817	731,034
Residential real estate:
Residential	295,949	289,757
Home equity	89,593	93,203
Consumer	7,370	7,075
Total loans, net of deferred fees and costs	$1,988,008	$1,946,580

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at March 31, 2022 and  December 31, 2021 are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal balance	$152,863	$163,574
Carrying amount	146,863	156,975

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal balance	$22,174	$24,696
Carrying amount	17,633	19,802

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the three months ended March 31, 2022 and the year ended December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Balance at January 1	$4,902	$6,513
Accretion	(670)	(5,292)
Reclassification from nonaccretable difference	382	2,780
Other changes, net (1)	(253)	901
	$4,361	$4,902

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$17	$17	$291,680	$291,697
Commercial real estate:
Construction and land development	—	—	—	—	—	148,276	148,276
Commercial real estate - owner occupied	—	—	—	4	4	402,302	402,306
Commercial real estate - non-owner occupied	—	240	—	1,073	1,313	751,504	752,817
Residential:
Residential	593	—	—	581	1,174	294,775	295,949
Home equity	24	—	50	87	161	89,432	89,593
Consumer	3	—	21	—	24	7,346	7,370
Total	$620	$240	$71	$1,762	$2,693	$1,985,315	$1,988,008

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$120	$—	$—	$26	$146	$299,627	$299,773
Commercial real estate:
Construction and land development	—	—	—	—	—	134,221	134,221
Commercial real estate - owner occupied	—	—	—	12	12	391,505	391,517
Commercial real estate - non-owner occupied	—	—	—	1,093	1,093	729,941	731,034
Residential:
Residential	670	20	154	792	1,636	288,121	289,757
Home equity	12	30	47	80	169	93,034	93,203
Consumer	6	—	15	3	24	7,051	7,075
Total	$808	$50	$216	$2,006	$3,080	$1,943,500	$1,946,580

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2022 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	8	—
Commercial real estate - non-owner occupied	1,159	1,160	—	1,172	1
Residential:
Residential	852	859	—	1,013	6
Home equity	4	4	—	4	—
Consumer	—	—	—	—	—
	$2,015	$2,023	$—	$2,197	$7
With a related allowance recorded:
Commercial	$10	$2	$2	$12	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$10	$2	$2	$12	$—
Total:
Commercial	$10	$2	$2	$12	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	8	—
Commercial real estate - non-owner occupied	1,159	1,160	—	1,172	1
Residential:
Residential	852	859	—	1,013	6
Home equity	4	4	—	4	—
Consumer	—	—	—	—	—
	$2,025	$2,025	$2	$2,209	$7

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2021 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,107	23
Residential:
Residential	1,021	1,031	—	1,217	41
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,218	$2,226	$—	$2,404	$66
With a related allowance recorded:
Commercial	$14	$7	$7	$25	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied (1)	—	—	—	30	—
Residential:
Residential	—	—	—	61	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$14	$7	$7	$116	$3
Total:
Commercial	$14	$7	$7	$29	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,137	23
Residential:
Residential	1,021	1,031	—	1,278	43
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,232	$2,233	$7	$2,520	$69

  __________________________

  (1) Allowance is reported as zero in the table due to presentation in thousands and rounding.

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

During the three months ended March 31, 2022 and 2021 there were no loans modified as troubled debt restructurings ("TDRs"). During the three months ended March 31, 2022, the Company had no restructures that subsequently defaulted within 12 months of modification.  During the three months ended March 31, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259,000 at restructure and one commercial loan with a recorded investment of $106,000 at restructure that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2022, the commercial real estate portfolio included concentrations of $84 million, $46 million and $208 million in hotel, restaurants, and retail loans, respectively. These concentrations total 4.2%, 2.3%, and 10.5% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $54 thousand in residential loans in process of foreclosure at March 31, 2022 and $103 thousand in process of foreclosure at  December 31, 2021, respectively. The Company had no residential other real estate owned ("OREO") at March 31, 2022 or at  December 31, 2021.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of March 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$285,407	$147,153	$385,250	$744,789	$292,447	$89,220
Special Mention	5,792	—	10,429	4,355	973	—
Substandard	498	1,123	6,627	3,673	2,529	373
Doubtful	—	—	—	—	—	—
Total	$291,697	$148,276	$402,306	$752,817	$295,949	$89,593

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,370
Nonperforming	—
Total	$7,370

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$290,823	$130,111	$372,177	$720,138	$285,188	$92,807
Special Mention	8,333	2,881	11,048	8,702	1,774	—
Substandard	617	1,229	8,292	2,194	2,795	396
Doubtful	—	—	—	—	—	—
Total	$299,773	$134,221	$391,517	$731,034	$289,757	$93,203

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,057
Nonperforming	18
Total	$7,075

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021
Allowance for Loan Losses
Balance, beginning of period	$18,678	$21,403	$21,403
Recovery of loan losses	(758)	(2,825)	—
Charge-offs	(37)	(146)	(22)
Recoveries	105	246	35
Balance, end of period	$17,988	$18,678	$21,416

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$386	$304	$304
Provision for (recovery of) unfunded commitments	26	82	(1)
Balance, end of period	$412	$386	$303

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2022 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for loan losses	(261)	(16)	(327)	(17)	(142)	5	(758)
Charge-offs	(3)	—	—	—	(5)	(29)	(37)
Recoveries	72	—	2	1	4	26	105
Balance at March 31, 2022	$2,476	$1,381	$3,639	$7,125	$3,315	$52	$17,988

Balance at March 31, 2022:

Allowance for Loan Losses
Individually evaluated for impairment	$2	$—	$—	$—	$—	$—	$2
Collectively evaluated for impairment	2,455	1,351	3,615	6,591	3,268	52	17,332
Purchased credit impaired loans	19	30	24	534	47	—	654
Total	$2,476	$1,381	$3,639	$7,125	$3,315	$52	$17,988

Loans
Individually evaluated for impairment	$10	$—	$—	$1,159	$856	$—	$2,025
Collectively evaluated for impairment	291,416	148,072	393,689	747,177	380,647	7,349	1,968,350
Purchased credit impaired loans	271	204	8,617	4,481	4,039	21	17,633
Total	$291,697	$148,276	$402,306	$752,817	$385,542	$7,370	$1,988,008

__________________________

(1) Includes Paycheck Protection Program ("PPP") loans, which are guaranteed by the Small Business Administration ("SBA") and have no related allowance.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Provision for loan losses	(745)	(530)	(380)	(493)	(655)	(22)	(2,825)
Charge-offs	—	—	(3)	—	(53)	(90)	(146)
Recoveries	40	—	7	8	99	92	246
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Balance at December 31, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	2,642	1,365	3,767	6,778	3,402	50	18,004
Purchased credit impaired loans	19	32	197	363	56	—	667
Total	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Loans
Individually evaluated for impairment	$14	$—	$8	$1,185	$1,025	$—	$2,232
Collectively evaluated for impairment	299,470	133,984	382,562	724,180	377,290	7,060	1,924,546
Purchased credit impaired loans	289	237	8,947	5,669	4,645	15	19,802
Total	$299,773	$134,221	$391,517	$731,034	$382,960	$7,075	$1,946,580

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

The Company recorded a negative provision (recovery) for loan losses of ($758) thousand for the first quarter of 2022, as compared to a negative provision (recovery) of ($2.8) million for the fourth quarter of 2021, and no provision expense or recovery for the first quarter of 2021. The first quarter of 2022 and fourth quarter of 2021 negative provisions were the result of continued improvement in economic conditions, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics. The provision expense that would have been required in the first quarter of 2021 based on loan activity was offset by the adjustments to qualitative factors for improved economic conditions.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2021, the Company concluded that no impairment existed. No indicators of impairment were identified during the three months ended March 31, 2022 or 2021.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2022, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$85,048	$4,627
Amortization	—	(330)
Balance at March 31, 2022	$85,048	$4,297

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	March 31, 2022	December 31, 2021
Lease liabilities	$3,928	$4,023
Right-of-use assets	$3,845	$3,939
Weighted average remaining lease term (years)	6.92	6.90
Weighted average discount rate	3.07%	3.09%

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Lease cost
Operating lease cost	$267	$269
Short-term lease cost	—	1
Total lease cost	$267	$270

Cash paid for amounts included in the measurement of lease liabilities	$269	$251

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of March 31, 2022
Nine months ending December 31, 2022	$792
Twelve months ending December 31, 2023	963
Twelve months ending December 31, 2024	533
Twelve months ending December 31, 2025	490
Twelve months ending December 31, 2026	279
Twelve months ending December 31, 2027	208
Thereafter	1,143
Total undiscounted cash flows	4,408
Discount	(480)
Lease liabilities	$3,928

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Customer repurchase agreements	$38,527	$41,128

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  March 31, 2022, $1.1 billion in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with FHLB as of March 31, 2022 or December 31, 2021.The Company had junior subordinated debt at March 31, 2022 and 2021, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2022, the Bank's public deposits totaled $316.4 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2022, the Company had $270.0 million in letters of credit with the FHLB outstanding, as well as $114.1 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned unconsolidated subsidiary of the Company, issued $20.0 million of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011. Distributions are cumulative and will accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619 thousand received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20.6 million of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Junior Subordinated Debt were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company in 2006, and for general corporate purposes.

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8.8 million in junior subordinated debt to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts were not consolidated in the Company's financial statements.

In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619 thousand equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  March 31, 2022 and December 31, 2021 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,559	4,545

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,079	3,068

				$28,257	$28,232

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $596 thousand and $530 thousand at March 31, 2022 and $610 thousand and $541 thousand at  December 31, 2021, respectively. The original fair value adjustments of $1.2 million and $1.0 million were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$915	$2,850

	December 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,800	$4,050

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. At March 31, 2022, the Company had 4,150 outstanding and exercisable stock options remaining from the HomeTown acquisition at an exercise price of $16.63. The outstanding options have a remaining final maturity date of December 2024 and have an aggregate value of $87 thousand. As of March 31, 2022, there were no nonvested stock option grants and no unrecognized compensation expense.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2022 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2021	58,461	$31.91
Granted	31,232	38.06
Vested	(12,575)	32.06
Forfeited	(274)	31.63
Nonvested at March 31, 2022	76,844	$34.39

As of March 31, 2022 and December 31, 2021, there was $1.7 million and $782 thousand, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.96 years. The share based compensation expense for nonvested restricted stock was $219 thousand and $176 thousand during the first three months of 2022 and 2021, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2022, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10 thousand. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250 thousand with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 4,249 and 6,347 shares and recognized share based compensation expense of $163 thousand and $187 thousand during the first three months of 2022 and 2021, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,754,287	$0.84	10,971,466	$1.03
Effect of dilutive securities - stock options	2,615	—	4,711	—
Diluted earnings per share	10,756,902	$0.84	10,976,177	$1.03

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three months ended March 31, 2022 and 2021.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2022 or December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2022 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$144,835	$—	$144,835	$—
Federal agencies and GSEs	103,847	—	103,847	—
Mortgage-backed and CMOs	342,988	—	342,988	—
State and municipal	65,677	—	65,677	—
Corporate	28,829	—	28,829	—
Total securities available for sale	$686,176	$—	$686,176	$—
Loans held for sale	$2,524	$—	$2,524	$—
Liabilities:
Derivative - cash flow hedges	$915	$—	$915	$—

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$149,577	$—	$149,577	$—
Federal agencies and GSEs	104,580	—	104,580	—
Mortgage-backed and CMOs	356,310	—	356,310	—
State and municipal	66,472	—	66,472	—
Corporate	15,528	—	15,528	—
Total securities available for sale	$692,467	$—	$692,467	$—
Loans held for sale	$8,481	$—	$8,481	$—
Liabilities:
Derivative - cash flow hedges	$2,800	$—	$2,800	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2022 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$8	$—	$—	$8
Other real estate owned, net	143	—	—	143

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	143	—	—	143

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2022 and December 31, 2021:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2022 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$487,068	$487,068	$—	$—	$487,068
Securities available for sale	686,176	—	686,176	—	686,176
Restricted stock	8,484	—	8,484	—	8,484
Loans held for sale	2,524	—	2,524	—	2,524
Loans, net of allowance	1,970,020	—	—	1,956,996	1,956,996
Bank owned life insurance	29,159	—	29,159	—	29,159
Accrued interest receivable	5,731	—	5,731	—	5,731

Financial Liabilities:
Deposits	$2,926,207	$—	$2,927,690	$—	$2,927,690
Repurchase agreements	38,527	—	38,527	—	38,527
Junior subordinated debt	28,257	—	—	28,029	28,029
Accrued interest payable	341	—	341	—	341
Derivative - cash flow hedges	915	—	915	—	915

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2021 are as follows (dollars in thousands):

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

Wealth management includes estate planning, trust account administration, investment management, and retail brokerage. Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts. The wealth management segment receives fees for investment and administrative services.

Segment information as of and for the three months ended March 31, 2022 and 2021 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended March 31, 2022
	Community Banking	Wealth Management	Total
Interest income	$21,407	$—	$21,407
Interest expense	954	—	954
Noninterest income	3,791	1,809	5,600
Noninterest expense	14,656	693	15,349
Income before income taxes	10,346	1,116	11,462
Net income	8,123	876	8,999
Depreciation and amortization	875	2	877
Total assets	3,345,962	276	3,346,238
Goodwill	85,048	—	85,048
Capital expenditures	366	—	366

	As of and For the Three Months Ended March 31, 2021
	Community Banking	Wealth Management	Total
Interest income	$24,204	$—	$24,204
Interest expense	1,781	—	1,781
Noninterest income	4,498	1,424	5,922
Noninterest expense	13,401	664	14,065
Income before income taxes	13,520	760	14,280
Net income	10,688	601	11,289
Depreciation and amortization	958	3	961
Total assets	3,073,188	244	3,073,432
Goodwill	85,048	—	85,048
Capital expenditures	246	—	246

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the three months ended March 31, 2022 and 2021 is shown in the following table (dollars in thousands):

	2022	2021
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$34,506	$33,266
Interest-bearing deposits in other banks	452,562	383,984
Cash and Cash Equivalents	$487,068	$417,250

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$995	$2,016
Income taxes	—	(1,205)
Noncash investing and financing activities:
Net unrealized losses on securities available for sale	(30,861)	(5,882)
Net unrealized gains on cash flow hedges	1,885	1,781

Note 15 – Accumulated Other Comprehensive Income (Loss)

There were no re-classifications out of accumulated other comprehensive income ("AOCI") for the periods ended March 31, 2022 or 2021. Changes in each component of AOCI for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(1,271)	(4,611)	—	—	(4,611)

Net unrealized gains on cash flow hedges, net of tax, $374	—	1,407	—	1,407

Balance at March 31, 2021	$3,309	$(2,439)	$(1,637)	$(767)

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(6,662)	(24,199)	—	—	(24,199)

Net unrealized gains on cash flow hedges, net of tax, $396	—	1,489	—	1,489

Balance at March 31, 2022	$(25,900)	$(723)	$(1,162)	$(27,785)

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, may affect the operations, performance, business strategy, and results of the Company. Those factors include, but are not limited to, the following:

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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2022 presentation. There were no material reclassifications.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) deferred tax assets and liabilities, and (6) other-than-temporary impairment of securities. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2021.

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

The goal of the Company is to maintain an appropriate, systematic, and consistently applied process to determine the amounts of the ALLL and the provision for or recovery of loan loss expense.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2021, the Company concluded that no impairment existed. No indicators of impairment were identified during the three months ended March 31, 2022 or 2021.  Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years.  Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

RESULTS OF OPERATIONS

Executive Overview

First quarter 2022 financial highlights include the following:

•	Earnings produced a return on average assets (annualized) of 1.08% for the first quarter of 2022, compared to 1.35% in the previous quarter and 1.49% for the first quarter of 2021.

•	Average deposits declined 4.6% annualized during the first quarter but grew 11.6% over the same quarter of 2021; the cost of interest-bearing deposits decreased to 0.12% in the first quarter, compared to 0.14% in the previous quarter and 0.30% in the same quarter of the prior year.

•	Fully taxable equivalent net interest margin was 2.63% for the quarter, down from 2.93% in the previous quarter and down from 3.20% in the same quarter of the prior year.*

•	Noninterest revenues increased $756 thousand, or 15.6%, when compared to the previous quarter, and decreased $322 thousand, or 5.4%, compared to the same quarter in the prior year.

•	Noninterest expense decreased $114 thousand, or less than 1.0%, when compared to the previous quarter, and increased $1.3 million, or 9.1%, when compared to the same quarter in the prior year.

•	The Company recognized a negative provision for loan losses in the first quarter of 2022 of ($758) thousand compared to a negative provision of ($2.0) million in the fourth quarter of 2021 and no provision expense or recovery in the first quarter of 2021. Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.01%) for the first quarter of 2022, compared to none in the previous quarter or in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.06% at March 31, 2022, down from 0.07% at December 31, 2021 and 0.10% at March 31, 2021.

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

Three months ended March 31, 2022 and 2021

Net interest income on a taxable equivalent basis was $20.5 million, a decrease of $2.0 million, or 8.8%, for the first quarter of 2022 compared to $22.5 million for the same quarter of 2021. The decrease in net interest income from the same quarter in the prior year was attributable to decreased accretion and net fee income associated with Paycheck Protection Program ("PPP") loans partially offset by reduced deposit costs from a significantly lower rate environment in 2022. Average loan balances for the 2022 quarter were down $49.5 million or 2.5%, over the 2021 quarter, primarily due to PPP forgiveness. PPP loans had a net balance of $689 thousand at March 31, 2022, compared to $183.8 million at March 31, 2021. Total net PPP fees recognized in net interest income during the first quarter of 2022 were $273 thousand, compared to $3.4 million for the first quarter of 2021. Loan yields for the quarter were 60 basis points lower than the 2021quarter.

For the first quarter of 2022, the Company's yield on interest-earning assets was 2.75%, compared to 3.46% for the first quarter of 2021. The cost of interest-bearing liabilities was 0.20% for the 2022 period compared to 0.40% for the 2021 period. The interest rate spread was 2.55% for the 2022 period compared to 3.06% for the 2021 period. The net interest margin, on a fully taxable equivalent basis, was 2.63% for the 2022 period compared to 3.20% for the 2021 period, a decrease of 57 basis points. The decrease in net interest margin was driven by declining interest rates partially offset by PPP fee and accretion income earned.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2022 and 2021. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$290,051	$464,677	$2,632	$5,790	3.68%	5.05%
Real estate	1,674,350	1,548,091	16,078	16,390	3.84	4.23
Consumer	6,509	7,635	112	127	6.98	6.75
Total loans	1,970,910	2,020,403	18,822	22,307	3.83	4.43

Securities:
U.S. Treasury	147,001	15,303	323	12	0.88	0.31
Federal agencies and GSEs	104,905	105,337	293	305	1.12	1.16
Mortgage-backed and CMOs	361,583	258,003	1,207	973	1.34	1.51
State and municipal	67,524	58,493	331	315	1.96	2.15
Other securities	29,860	21,624	312	275	4.18	5.09
Total securities	710,873	458,760	2,466	1,880	1.39	1.64

Deposits in other banks	444,778	335,128	177	77	0.16	0.09

Total interest-earning assets	3,126,561	2,814,291	21,465	24,264	2.75	3.46

Non-earning assets	193,753	212,661

Total assets	$3,320,314	$3,026,952

Deposits:
Demand	$525,508	$450,953	37	40	0.03	0.04
Money market	752,386	683,948	101	276	0.05	0.16
Savings	264,057	227,404	7	7	0.01	0.01
Time	338,922	378,113	424	964	0.51	1.03
Total deposits	1,880,873	1,740,418	569	1,287	0.12	0.30

Customer repurchase agreements	41,337	43,746	6	11	0.06	0.11
Long-term borrowings	28,241	35,640	379	483	5.37	5.41
Total interest-bearing liabilities	1,950,451	1,819,804	954	1,781	0.20	0.40

Noninterest-bearing demand deposits	1,000,020	842,121
Other liabilities	18,304	22,796
Shareholders' equity	351,539	342,231
Total liabilities and shareholders' equity	$3,320,314	$3,026,952

Interest rate spread					2.55%	3.06%
Net interest margin					2.63%	3.20%

Net interest income (taxable equivalent basis)			20,511	22,483
Less: Taxable equivalent adjustment			58	60
Net interest income			$20,453	$22,423

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31,
	2022 vs. 2021
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$(3,158)	$(1,325)	$(1,833)
Real estate	(312)	(1,591)	1,279
Consumer	(15)	4	(19)
Total loans	(3,485)	(2,912)	(573)
Securities:
U.S. Treasury	311	54	257
Federal agencies and GSEs	(12)	(11)	(1)
Mortgage-backed and CMOs	234	(122)	356
State and municipal	16	(30)	46
Other securities	37	(55)	92
Total securities	586	(164)	750
Deposits in other banks	100	69	31
Total interest income	(2,799)	(3,007)	208

Interest expense
Deposits:
Demand	(3)	(9)	6
Money market	(175)	(200)	25
Savings	—	(1)	1
Time	(540)	(449)	(91)
Total deposits	(718)	(659)	(59)
Customer repurchase agreements	(5)	(4)	(1)
Long-term borrowings	(104)	(5)	(99)
Total interest expense	(827)	(668)	(159)
Net interest income (taxable equivalent basis)	$(1,972)	$(2,339)	$367

Noninterest Income

Three months ended March 31, 2022 and 2021

For the quarter ended March 31, 2022, noninterest income decreased $322 thousand, or 5.4%, compared to the comparable 2021 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$1,809	$1,424	$385	27.0%
Service charges on deposit accounts	689	622	67	10.8
Interchange fees	981	889	92	10.3
Other fees and commissions	266	250	16	6.4
Mortgage banking income	673	1,318	(645)	(48.9)
Income from Small Business Investment Companies	493	428	65	(15.2)
Income from insurance investments	447	788	(341)	(43.3)
Gains (losses) on premises and equipment, net	4	(49)	53	108.2
Other	238	252	(14)	(5.6)
Total noninterest income	$5,600	$5,922	$(322)	(5.4)

Wealth management income increased $385 thousand for the three months ended March 31, 2022 compared to the same quarter in 2021 the result of growth in clients, growth in market value and a $200 thousand non-recurring estate settlement fee. Mortgage banking income decreased $645 thousand in the 2022 quarter compared to the 2021 quarter reflecting decreased demand for refinancing and lack of inventory, which decreased the demand for new home financing. Interchange income increased $92 thousand in the 2022 quarter compared to the 2021 quarter as debit card usage increased. Income from insurance investments decreased $341 thousand as the Company received less distributions during the three months ended March 31, 2022 compared to the same quarter in 2021.

Noninterest Expense

Three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022, noninterest expense increased $1.3 million, or 9.1%, compared to the same quarter of 2021. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$8,598	$7,518	$1,080	14.4%
Occupancy and equipment	1,542	1,533	9	0.6
FDIC assessment	239	224	15	6.7
Bank franchise tax	476	438	38	8.7
Core deposit intangible amortization	330	381	(51)	(13.4)
Data processing	847	778	69	8.9
Software	363	329	34	10.3
Other real estate owned, net	(1)	117	(118)	(100.9)
Other	2,955	2,747	208	7.6
Total noninterest expense	$15,349	$14,065	$1,284	9.1

Salaries and employee benefits increased $1.1 million in the 2022 quarter as compared to the 2021 quarter. The 2022 quarter reflected increases for annual salary and incentive accrual adjustments and reduced salary deferrals for loan origination costs in the 2022 quarter. The first quarter of 2021 reflected a reduction in salary expenses of $604 thousand associated with the origination of PPP loans which were deferred and recognized over the life of the loans. Other real estate owned ("OREO"), net decreased $118 thousand from the first quarter of 2021, where a loss on the sale of OREO of $111 thousand was recognized. The increase in other expenses in the first quarter of 2022 compared to the first quarter of 2021 was primarily attributable to annual vendor price increases for operational expenses and additional costs associated with investments in technology.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2022 quarter was 57.53% compared to 47.70% for the 2021 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Efficiency Ratio
Noninterest expense	$15,349	$14,065
Subtract: gain on sale of OREO, net of write-downs	—	(111)
Subtract: core deposit intangible amortization	(330)	(381)
	$15,019	$13,573

Net interest income	$20,453	$22,423
Tax equivalent adjustment	58	60
Noninterest income	5,600	5,922
Add: (gain)/loss on fixed assets	(4)	49
	$26,107	$28,454

Efficiency ratio	57.53%	47.70%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2022 and 2021 periods is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$18,822	$22,307
Interest income - investments and other	2,643	1,957
Interest expense - deposits	(569)	(1,287)
Interest expense - customer repurchase agreements	(6)	(11)
Interest expense - long-term borrowings	(379)	(483)
Total net interest income	$20,511	$22,483
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(34)	$(34)
Tax benefit realized on non-taxable interest income - municipal securities	(24)	(26)
GAAP measures net interest income	$20,453	$22,423

Income Taxes

The effective tax rate for the first quarter of 2022 was 21.49% compared to 20.95% for the first quarter of 2021. The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and vesting of restricted stock. However, it can be more than the statutory rate due to the presence of state taxes, changes in pre-tax earnings and the levels of permanent tax differences.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three months ended March 31, 2022 and 2021, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended March 31, 2022	$566	$15	$(25)	$556
For the three months ended March 31, 2021	952	22	(26)	948

For the remaining nine months of 2022 (estimated)	782	44	(101)	725
For the years ending (estimated):
2023	808	25	(101)	732
2024	529	6	(101)	434
2025	393	—	(101)	292
2026	278	—	(101)	177
Thereafter (estimated)	867	—	(621)	246

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation has been consistently modest over the past several years but has substantially increased during the first quarter of 2022. Management is closely monitoring noninterest expenses as a result of current inflation trends to implement cost measures, as applicable.

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

The available for sale securities portfolio was $686.2 million at March 31, 2022, compared to $692.5 million at December 31, 2021, a decrease of $6.3 million or less than 1%. At March 31, 2022, the available for sale portfolio had an amortized cost of $719.2 million resulting in a net unrealized loss of $33.0 million. At December 31, 2021, the available for sale portfolio had an amortized cost of $694.7 million, resulting in a net unrealized loss of $2.2 million. The increase in the net unrealized loss was the direct result of a substantial rise in market rates during the quarter. The yield on a 3-year U.S. Treasury Note, for instance, was 148 basis points higher at March 31, 2022 relative to December 31, 2021.

The Company did not sell any securities during the three months ended March 31, 2022, or three months ended March 31, 2021

The Company is cognizant of the recent volatility in market interest rates and has elected to execute an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At March 31, 2022, the commercial real estate portfolio included concentrations of $84 million, $46 million and $208 million in hotel, restaurants, and retail loans, respectively. These concentrations total 17.0% of total loans, excluding loans in process.

Total loans were $2.0 billion at March 31, 2022, compared to $1.9 billion at December 31, 2021, an increase of $41.4 million, or 2.1%. At March 31, 2022, net PPP loans, which are in the commercial loan category, totaled $689 thousand compared to $12.2 million at December 31, 2021.

Average loans were $2.0 billion for the first quarter of 2022 and  2021, with a decrease of $49.5 million or 2.5%, primarily related to PPP forgiveness.

Loans held for sale totaled $2.5 million at March 31, 2022 and $8.5 million at December 31, 2021. Secondary loan production volume was $19.8 million for the three month period ended March 31, 2022 and $41.2 million for the same period of 2021. These loans were approximately 50% purchase and 50% refinancing for the quarter ended March 31, 2022, and 35% purchase and 65% refinance for the year ended December 31, 2021.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of March 31, 2022
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$26,275	$101,727	$20,274	$—	$148,276
Commercial real estate - owner occupied	31,532	217,441	151,490	1,843	402,306
Commercial real estate - non-owner occupied	51,653	421,976	248,669	30,519	752,817
Residential real estate	19,575	137,614	111,227	27,533	295,949
Home equity	4,793	29,785	55,015	—	89,593
Total real estate	133,828	908,543	586,675	59,895	1,688,941

Commercial and industrial	62,578	146,458	82,222	439	291,697
Consumer	773	3,787	332	2,478	7,370

Total loans, net of deferred fees and costs	$197,179	$1,058,788	$669,229	$62,812	$1,988,008

Interest rate sensitivity:
Fixed interest rates	$126,671	$898,848	$561,334	$16,704	$1,603,557
Floating or adjustable rates	70,508	159,940	107,895	46,108	384,451

Total loans, gross	$197,179	$1,058,788	$669,229	$62,812	$1,988,008

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At March 31, 2022, the ALLL was $18.0 million compared to $18.7 million at December 31, 2021. The ALLL as a percentage of total loans at such dates was 0.90% and 0.96%, respectively. Management will continue to evaluate the adequacy of the Company's ALLL.

The Company recognized a negative provision (recovery) of ($758) thousand in the first quarter of 2022 and no provision expense or recovery in the same quarter of 2021. The continued improvement in economic conditions, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics contributed to the qualitative factor adjustments that resulted in the recovery for the 2022 quarter. The provision expense that would have been required in the first quarter of 2021 based on loan activity was offset by the adjustments to qualitative factors for improved economic conditions. Net recoveries for the three months ended March 31, 2022 were $68 thousand compared to $13 thousand for the same 2021 period.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.94% at March 31, 2022, compared to 1.01% at December 31, 2021. On a dollar basis, the reserve was $17.3 million at March 31, 2022, compared to $18.0 million at December 31, 2021. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans is immaterial and does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $654 thousand at March 31, 2022 compared to $667 thousand at December 31, 2021. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$18,678	$21,403

Charge-offs:
Construction and land development	—	—
Commercial real estate - owner occupied	—	3
Commercial real estate - non-owner occupied	—	—
Residential real estate	5	53
Home equity	—	—
Total real estate	5	56
Commercial and industrial	3	—
Consumer	29	90
Total charge-offs	37	146

Recoveries:
Construction and land development	—	—
Commercial real estate - owner occupied	2	7
Commercial real estate - non-owner occupied	1	8
Residential real estate	2	42
Home equity	2	57
Total real estate	7	114
Commercial and industrial	72	40
Consumer	26	92
Total recoveries	105	246

Net recoveries	(68)	(100)
(Recovery of) provision for loan losses	(758)	(2,825)
Balance at end of period	$17,988	$18,678

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios
	March 31, 2022	December 31, 2021
Allowance to loans (1)	0.90%	0.96%
ASC 450 (FAS 5) ALLL to ASC 450 loans (2)	0.94	1.01
Net recoveries to allowance (3)	(0.38)	(0.54)
Net recoveries to average loans (3)	(0.01)	(0.00)
Nonperforming assets to total assets	0.06	0.07
Nonperforming loans to loans	0.09	0.11
Recoveries to net charge-offs (3)	1,115.00	2,825.00
Recovery of provision to average loans (3)	(0.04)	(0.14)
Allowance to nonperforming loans	981.34	840.59

__________________________

(1) - Excluding PPP loans, 0.91% at March 31, 2022 and 0.97% at December 31, 2021

(2) - Excluding PPP loans, 0.94% at March 31, 2022 and 1.01% at  December 31, 2021

(3) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.09% at March 31, 2022 and 0.11% at December 31, 2021. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.06% and 0.07% of total assets at March 31, 2022 and December 31, 2021, respectively. The decrease in nonperforming assets resulted from a decrease of $389 thousand in nonperforming loans.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total impaired loans, exclusive of purchased credit impaired loans, at March 31, 2022 and December 31, 2021 were $2.0 million and $2.2 million, respectively.

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $1.7 million in TDRs at March 31, 2022 and December 31, 2021.

Other Real Estate Owned

OREO was $143 thousand at March 31, 2022 and December 31, 2021OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.9 billion at both March 31, 2022 and at December 31, 2021, with an increase of $35.9 million, or 5.0%. The growth over the prior quarter is a result of continued higher than average cash balances being maintained by customers. This pattern is consistent with trends at other commercial banks.

Average interest-bearing deposits were $1.9 billion for the first quarter of 2022, compared to $1.7 for the first quarter of 2021, an increase of $140.5 million, or 8.1%.  Average noninterest-bearing deposits for the 2022 quarter were $1.0 billion, compared to $842 million for the 2021 quarter, an increase of $158 million, or 18.8%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the first quarter of 2022 was 0.12%, down from 0.30% for the first quarter of 2021.

Certificates of Deposit over $250,000

At March 31, 2022, certificates of deposit that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit held by the Company were $138.3 million, and were $153.2 million at December 31, 2021. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at March 31, 2022 (dollars in thousands):

March 31, 2022
3 months or less	$68,491
Over 3 through 6 months	23,580
Over 6 through 12 months	20,408
Over 12 months	25,804
Total	$138,283

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.2 billion at March 31, 2022 and at December 31, 2021. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $335 million at March 31, 2022 compared to $355 million at December 31, 2021, a decrease of $19.7 million, or 5.6%. This decrease is attributable to an increase in net unrealized losses in the available for sale portfolio which increased $30.9 million from December 31, 2021.

The Company paid cash dividends of $0.28 per share during the three months of 2022 while the aggregate diluted earnings per share for the same period was $0.84.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2022 and December 31, 2021. Management believes, as of March 31, 2022, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2022		Percentage At December 31, 2021
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.04%	12.85%	12.43%	13.15%
Tier 1 capital ratio	13.28	12.82	13.73	13.15
Total capital ratio	14.09	13.66	14.61	14.03

Leverage Capital Ratio:

Tier 1 leverage ratio	9.31	9.01	9.13	8.76

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $13 million of the Company's common stock through December 31, 2022.

 During the three month period ended March 31, 2022, the Company repurchased 88,929 shares at an average cost of $38.18 per share, for a total cost of $3.4 million. In the three month period ended March 31, 2021, the Company repurchased 54,023 shares at an average cost of $29.51 per share, for a total cost of $1.6 million.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $270.0 million and $275.0 million outstanding in letters of credit at March 31, 2022 and December 31, 2021, respectively. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with IntraFi Promontory Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through IntraFi's program as of March 31, 2022 and December 31, 2021, were $0 and $550 thousand, respectively.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at March 31, 2022 and at December 31, 2021 were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit	$697,199	$654,436
Standby letters of credit	9,774	10,201
Mortgage loan rate-lock commitments	10,891	10,891

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2022 is asset sensitive. Management expects that the general direction of short-term market interest rates will be increasing in the near term due to the widely anticipated monetary policy tightening actions of the Federal Reserve, but the outlook is less certain for longer-term rates during the remainder of 2022.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2022 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	March 31, 2022
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$15,376	17.6%
Up 3.00%	11,626	13.3
Up 2.00%	7,685	8.8
Up 1.00%	3,711	4.3
Flat	—	—
Down 0.25%	(1,454)	(1.7)
Down 1.00% (1)	(3,957)	(4.5)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2022 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	March 31, 2022
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$537,536	$155,651	40.8%
Up 3.00%	509,906	128,021	33.5
Up 2.00%	476,721	94,836	24.8
Up 1.00%	434,656	52,771	13.8
Flat	381,885	—	—
Down 0.25%	365,968	(15,917)	(4.2)
Down 1.00% (1)	311,134	(70,751)	(18.5)

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other

The Company has an approved one year stock repurchase plan that authorizes the repurchase of up to $13 million of the Company's common stock through December 31, 2022. Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

Shares of the Company's common stock were repurchased during the three months ended March 31, 2022 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $9.6 million of the Company's common stock as of March 31, 2022.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in 000's)

January 31, 2022	2,920	$38.18	2,920	$12,889
February 28, 2022	61,512	38.26	61,512	$10,535
March 31, 2022	24,497	37.99	24,497	$9,604
Total	88,929	$38.18	88,929

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

10.1	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 7, 2022).
10.2	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 7, 2022).
10.3	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Edward C. Martin (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed March 7, 2022).
10.4	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Rhonda P. Joyce (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed March 14, 2022).
10.5	Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Alexander Jung (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed March 14, 2022).
10.6	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Charles T. Canaday, Jr. (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed March 14, 2022).
31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 9, 2022		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - May 9, 2022		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 9, 2022		(principal accounting officer)