Form 10-Q
period 2022-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2022-08-05
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At August 1, 2022, the Company had10,663,748 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2022	December 31, 2021
Assets		*
Cash and due from banks	$34,409	$23,095
Interest-bearing deposits in other banks	307,164	487,773
Securities available for sale, at fair value	668,765	692,467
Restricted stock, at cost	8,495	8,056
Loans held for sale	5,227	8,481
Loans, net of deferred fees and costs	2,030,818	1,946,580
Less allowance for loan losses	(18,505)	(18,678)
Net loans	2,012,313	1,927,902
Premises and equipment, net	34,878	35,564
Other real estate owned, net of valuation allowance	143	143
Goodwill	85,048	85,048
Core deposit intangibles, net	3,977	4,627
Bank owned life insurance	29,318	29,107
Other assets	43,991	32,334
Total assets	$3,233,728	$3,334,597

Liabilities
Noninterest-bearing deposits	$1,047,931	$1,009,081
Interest-bearing deposits	1,782,416	1,881,272
Total deposits	2,830,347	2,890,353
Customer repurchase agreements	32,038	41,128
Long-term borrowings	28,283	28,232
Other liabilities	15,629	20,092
Total liabilities	2,906,297	2,979,805

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,663,599 shares outstanding at June 30, 2022 and 10,766,967 shares outstanding at December 31, 2021	10,588	10,710
Capital in excess of par value	143,337	147,777
Retained earnings	212,524	201,380
Accumulated other comprehensive loss, net	(39,018)	(5,075)
Total shareholders' equity	327,431	354,792
Total liabilities and shareholders' equity	$3,233,728	$3,334,597

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$19,076	$21,087	$37,864	$43,360
Interest and dividends on securities:
Taxable	2,441	1,769	4,680	3,401
Tax-exempt	97	96	187	199
Dividends	116	117	229	236
Other interest income	800	98	977	175
Total interest and dividend income	22,530	23,167	43,937	47,371
Interest Expense:
Interest on deposits	646	922	1,215	2,209
Interest on short-term borrowings	9	5	15	16
Interest on long-term borrowings	385	469	764	952
Total interest expense	1,040	1,396	1,994	3,177
Net Interest Income	21,490	21,771	41,943	44,194
(Recovery of) provision for loan losses	581	(1,352)	(177)	(1,352)
Net Interest Income After (Recovery of) Provision for Loan Losses	20,909	23,123	42,120	45,546
Noninterest Income:
Wealth management income	1,587	1,490	3,396	2,914
Service charges on deposit accounts	709	630	1,398	1,252
Interchange fees	996	1,178	1,977	2,064
Other fees and commissions	200	180	466	433
Mortgage banking income	429	1,142	1,102	2,460
Income from Small Business Investment Companies	678	591	1,171	1,019
Income from insurance investments	97	141	544	929
Losses on premises and equipment, net	(84)	(432)	(80)	(481)
Other	225	222	463	474
Total noninterest income	4,837	5,142	10,437	11,064
Noninterest Expense:
Salaries and employee benefits	8,720	8,178	17,318	15,696
Occupancy and equipment	1,520	1,502	3,062	3,035
FDIC assessment	228	226	467	450
Bank franchise tax	488	443	964	881
Core deposit intangible amortization	320	371	650	752
Data processing	781	698	1,628	1,476
Software	363	338	726	667
Other real estate owned, net	2	10	1	127
Other	3,033	2,871	5,988	5,618
Total noninterest expense	15,455	14,637	30,804	28,702
Income Before Income Taxes	10,291	13,628	21,753	27,908
Income Taxes	2,151	2,862	4,614	5,853
Net Income	$8,140	$10,766	$17,139	$22,055
Net Income Per Common Share:
Basic	$0.76	$0.99	$1.60	$2.02
Diluted	$0.76	$0.99	$1.60	$2.01
Weighted Average Common Shares Outstanding:
Basic	10,688,294	10,919,333	10,721,108	10,945,256
Diluted	10,690,496	10,923,156	10,723,517	10,949,523

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$8,140	$10,766

Other comprehensive (loss) income:

Unrealized gains (losses) on securities available for sale	(15,286)	1,416
Tax effect	3,300	(295)

Unrealized gains (losses) on cash flow hedges	953	(408)
Tax effect	(200)	86

Other comprehensive (loss) income	(11,233)	799

Comprehensive (loss) income	$(3,093)	$11,565

	Six Months Ended June 30,
	2022	2021
Net income	$17,139	$22,055

Other comprehensive loss:

Unrealized losses on securities available for sale	(46,147)	(4,466)
Tax effect	9,962	976

Unrealized gains on cash flow hedges	2,838	1,373
Tax effect	(596)	(288)

Other comprehensive loss	(33,943)	(2,405)

Comprehensive (loss) income:	$(16,804)	$19,650

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended June 30, 2022 and 2021
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, March 31, 2021	$10,894	$153,651	$178,015	$(767)	$341,793

Net income	—	—	10,766	—	10,766

Other comprehensive income	—	—	—	799	799

Stock repurchased (93,212)	(93)	(3,144)	—	—	(3,237)

Stock options exercised (5,180 shares)	5	81	—	—	86

Equity based compensation (5,617 shares)	5	359	—	—	364

Cash dividends paid, $0.27 per share	—	—	(2,938)	—	(2,938)

Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

Balance, March 31, 2022	$10,638	$144,848	$207,373	$(27,785)	$335,074

Net income	—	—	8,140	—	8,140

Other comprehensive loss	—	—	—	(11,233)	(11,233)

Stock repurchased (54,676 shares)	(54)	(1,877)	—	—	(1,931)

Equity based compensation (4,452 shares)	4	366	—	—	370

Cash dividends paid, $0.28 per share	—	—	(2,989)	—	(2,989)

Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2022 and 2021
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	22,055	—	22,055

Other comprehensive loss	—	—	—	(2,405)	(2,405)

Stock repurchased (147,235 shares)	(147)	(4,684)	—	—	(4,831)

Stock options exercised (5,180 shares)	5	81	—	—	86

Vesting of restricted stock (15,315 shares)	15	(15)	—	—	—

Equity based compensation (35,444 shares)	12	715	—	—	727

Cash dividends paid, $0.54 per share	—	—	(5,893)	—	(5,893)

Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	17,139	—	17,139

Other comprehensive loss	—	—	—	(33,943)	(33,943)

Stock repurchased (143,605 shares)	(144)	(5,183)	—	—	(5,327)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (11,943 shares)	12	(12)	—	—	—

Equity based compensation (8,701 shares)	9	744	—	—	753

Cash dividends paid, $0.56 per share	—	—	(5,995)	—	(5,995)

Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,139	$22,055
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of provision for loan losses	(177)	(1,352)
Depreciation	1,120	1,141
Net accretion of acquisition accounting adjustments	(892)	(1,823)
Core deposit intangible amortization	650	752
Net amortization of securities	934	818
Gain on sale of loans held for sale	(1,102)	(2,460)
Proceeds from sales of loans held for sale	45,557	84,452
Originations of loans held for sale	(41,201)	(80,208)
Net loss on other real estate owned	—	111
Net loss on sale or disposal of premises and equipment	81	481
Equity based compensation expense	753	727
Net change in bank owned life insurance	(211)	(309)
Deferred income tax expense	858	306
Net change in other assets	(6,347)	450
Net change in other liabilities	(1,624)	(734)
Net cash provided by operating activities	15,538	24,407

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	65,870	102,591
Purchases of securities available for sale	(89,250)	(197,229)
Net change in restricted stock	(439)	680
Net (increase) decrease in loans	(83,321)	102,562
Net change in collateral with other financial institutions	3,200	1,700
Proceeds from sale of premises and equipment	4	9
Purchases of premises and equipment	(519)	(700)
Proceeds from sales of other real estate owned	—	634
Net cash (used in) provided by investing activities	(104,455)	10,247

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	38,850	129,480
Net change in interest-bearing deposits	(98,828)	28,982
Net change in customer repurchase agreements	(9,090)	(7,111)
Net change in long-term borrowings	—	(7,500)
Common stock dividends paid	(5,995)	(5,893)
Repurchase of common stock	(5,327)	(4,831)
Proceeds from exercise of stock options	12	86
Net cash (used in) provided by financing activities	(80,378)	133,213
Net (Decrease) Increase in Cash and Cash Equivalents	(169,295)	167,867
Cash and Cash Equivalents at Beginning of Period	510,868	374,370
Cash and Cash Equivalents at End of Period	$341,573	$542,237

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

Recently Adopted Accounting Developments

In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022. The adoption did not have a material impact to the consolidated financial statements.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU's 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company is running parallel models and has scheduled a data validation for the third quarter of 2022 to support assumptions and methodologies. Management continues to refine the model to calculate an adjustment to reserves upon adoption.

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

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at June 30, 2022 were as follows (dollars in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,184	$—	$9,575	$142,609
Federal agencies and GSEs	109,765	95	4,780	105,080
Mortgage-backed and CMOs	353,114	44	28,916	324,242
State and municipal	70,730	36	3,785	66,981
Corporate	31,291	39	1,477	29,853
Total securities available for sale	$717,084	$214	$48,533	$668,765

The amortized cost and fair value of investments in securities available for sale at December 31, 2021 were as follows (dollars in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$150,751	$—	$1,174	$149,577
Federal agencies and GSEs	104,518	993	931	104,580
Mortgage-backed and CMOs	357,981	2,854	4,525	356,310
State and municipal	65,939	1,021	488	66,472
Corporate	15,450	218	140	15,528
Total securities available for sale	$694,639	$5,086	$7,258	$692,467

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2022 and  December 31, 2021 was as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
FRB stock	$6,523	$6,500
FHLB stock	1,972	1,556
Total restricted stock	$8,495	$8,056

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at June 30, 2022, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$142,609	$9,575	$142,609	$9,575	$—	$—
Federal agencies and GSEs	91,338	4,780	67,235	2,453	24,103	2,327
Mortgage-backed and CMOs	319,336	28,916	248,260	19,264	71,076	9,652
State and municipal	53,982	3,785	46,948	2,585	7,034	1,200
Corporate	26,473	1,477	26,473	1,477	—	—
Total	$633,738	$48,533	$531,525	$35,354	$102,213	$13,179

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. None of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 43 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Thirteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Mortgage-backed securities: The unrealized losses on the Company's investment in 108 GSE mortgage-backed securities were caused by normal market fluctuations. Nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Collateralized Mortgage Obligations: The unrealized losses associated with 53 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

State and municipal securities: The unrealized losses on 76 state and municipal securities were caused by normal market fluctuations. Twelve of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Corporate securities: The unrealized losses on 11 corporate securities were caused by normal market fluctuations and not credit deterioration. None of these securities were in an unrealized loss position for 12 months or more. One of these securities is rated Aaa by Moody's, and another is rated Baa2. The remaining nine securities are not rated, but the Company conducted thorough internal credit reviews prior to the purchase of each which determined the investment risk to be acceptable due to the issuers' experienced management teams, strong asset quality, and ample levels of capital and liquidity. The Company conducts ongoing quarterly reviews of these companies as well. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  June 30, 2022.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2022, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of June 30, 2022 and December 31, 2021, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The Company did not have any realized gains or losses on, or proceeds from the sale, of securities available for sale during the three and six months ended June 30, 2022 and 2021.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at June 30, 2022 and  December 31, 2021, were comprised of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Commercial	$291,445	$299,773
Commercial real estate:
Construction and land development	174,361	134,221
Commercial real estate - owner occupied	403,478	391,517
Commercial real estate - non-owner occupied	749,174	731,034
Residential real estate:
Residential	310,110	289,757
Home equity	95,352	93,203
Consumer	6,898	7,075
Total loans, net of deferred fees and costs	$2,030,818	$1,946,580

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at June 30, 2022 and  December 31, 2021 are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Outstanding principal balance	$142,631	$163,574
Carrying amount	136,962	156,975

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Outstanding principal balance	$21,402	$24,696
Carrying amount	17,062	19,802

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the six months ended June 30, 2022 and the year ended December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Balance at January 1	$4,902	$6,513
Accretion	(1,132)	(5,292)
Reclassification from nonaccretable difference	537	2,780
Other changes, net (1)	(311)	901
	$3,996	$4,902

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$396	$396	$291,049	$291,445
Commercial real estate:
Construction and land development	28	—	—	—	28	174,333	174,361
Commercial real estate - owner occupied	—	—	—	1	1	403,477	403,478
Commercial real estate - non-owner occupied	—	—	—	—	—	749,174	749,174
Residential:
Residential	94	312	71	682	1,159	308,951	310,110
Home equity	209	—	—	211	420	94,932	95,352
Consumer	1	—	19	95	115	6,783	6,898
Total	$332	$312	$90	$1,385	$2,119	$2,028,699	$2,030,818

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$120	$—	$—	$26	$146	$299,627	$299,773
Commercial real estate:
Construction and land development	—	—	—	—	—	134,221	134,221
Commercial real estate - owner occupied	—	—	—	12	12	391,505	391,517
Commercial real estate - non-owner occupied	—	—	—	1,093	1,093	729,941	731,034
Residential:
Residential	670	20	154	792	1,636	288,121	289,757
Home equity	12	30	47	80	169	93,034	93,203
Consumer	6	—	15	3	24	7,051	7,075
Total	$808	$50	$216	$2,006	$3,080	$1,943,500	$1,946,580

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2022 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,421	2,420	—	810	53
Commercial real estate - non-owner occupied	1,160	1,160	—	1,168	22
Residential:
Residential	833	841	—	902	12
Home equity	129	129	—	46	—
Consumer	—	—	—	—	—
	$4,543	$4,550	$—	$2,926	$87
With a related allowance recorded:
Commercial	$390	$387	$227	$138	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential
Residential	204	204	21	68	—
Home equity	—	—	—	—	—
Consumer	95	95	49	32	—
	$689	$686	$297	$238	$—
Total:
Commercial	$390	$387	$227	$138	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,421	2,420	—	810	53
Commercial real estate - non-owner occupied	1,160	1,160	—	1,168	22
Residential:
Residential	1,037	1,045	21	970	12
Home equity	129	129	—	46	—
Consumer	95	95	49	32	—
	$5,232	$5,236	$297	$3,164	$87

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2021 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,107	23
Residential:
Residential	1,021	1,031	—	1,217	41
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,218	$2,226	$—	$2,404	$66
With a related allowance recorded:
Commercial	$14	$7	$7	$25	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied (1)	—	—	—	30	—
Residential:
Residential (1)	—	—	—	61	2
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
	$14	$7	$7	$116	$3
Total:
Commercial	$14	$7	$7	$29	$1
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	8	5	—	71	1
Commercial real estate - non-owner occupied	1,185	1,186	—	1,137	23
Residential:
Residential	1,021	1,031	—	1,278	43
Home equity	4	4	—	5	1
Consumer	—	—	—	—	—
	$2,232	$2,233	$7	$2,520	$69

  __________________________

  (1) Allowance is reported as zero in the table due to presentation in thousands and rounding.

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

During the three and six months ended June 30, 2022 there were two loans modified as TDRs. One was a commercial real estate-owner occupied loan and the other was a commercial real estate-non-owner occupied loan, both were included in the impaired loan balances. The commercial real estate-owner occupied loan was an extension of maturity with a pre- and post-modification outstanding investment of $2.4 million. The commercial real estate-non-owner occupied loan was previously a non-accrual loan. This loan was returned to accruing in the second quarter of 2022 and reclassified as a TDR with a pre- and post-modification outstanding recorded investment of $1.1 million. During the six months ended June 30, 2022, the Company had no restructures that subsequently defaulted within 12 months of modification.

During the three and six months ended June 30, 2021, there were no loans modified as TDRs. During the six months ended June 30, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259 thousand at restructure and one commercial loan with a recorded investment of $106 thousand at restructure that subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2022, the commercial real estate portfolio included concentrations of $88 million, $46 million and $209 million in hotel, restaurants, and retail loans, respectively. These concentrations total 4.3%, 2.3%, and 10.3% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $21 thousand in residential loans in process of foreclosure at June 30, 2022 and $103 thousand in process of foreclosure at  December 31, 2021, respectively. The Company had no residential other real estate owned ("OREO") at June 30, 2022 or at  December 31, 2021.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of June 30, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$285,016	$173,249	$386,613	$742,929	$306,308	$94,877
Special Mention	5,571	—	10,140	4,202	932	—
Substandard	858	1,112	6,725	2,043	2,870	475
Doubtful	—	—	—	—	—	—
Total	$291,445	$174,361	$403,478	$749,174	$310,110	$95,352

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,784
Nonperforming	114
Total	$6,898

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$290,823	$130,111	$372,177	$720,138	$285,188	$92,807
Special Mention	8,333	2,881	11,048	8,702	1,774	—
Substandard	617	1,229	8,292	2,194	2,795	396
Doubtful	—	—	—	—	—	—
Total	$299,773	$134,221	$391,517	$731,034	$289,757	$93,203

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,057
Nonperforming	18
Total	$7,075

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021	Six Months Ended June 30, 2021
Allowance for Loan Losses
Balance, beginning of period	$18,678	$21,403	$21,403
Recovery of loan losses	(177)	(2,825)	(1,352)
Charge-offs	(154)	(146)	(51)
Recoveries	158	246	97
Balance, end of period	$18,505	$18,678	$20,097

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$386	$304	$304
Provision for unfunded commitments	8	82	1
Balance, end of period	$394	$386	$305

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2022 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for loan losses	55	223	(486)	(120)	83	68	(177)
Charge-offs	(78)	—	—	—	(5)	(71)	(154)
Recoveries	87	—	10	3	8	50	158
Balance at June 30, 2022	$2,732	$1,620	$3,488	$7,024	$3,544	$97	$18,505

Balance at June 30, 2022:

Allowance for Loan Losses
Individually evaluated for impairment	$227	$—	$—	$—	$21	$49	$297
Collectively evaluated for impairment	2,504	1,592	3,464	6,509	3,476	48	17,593
Purchased credit impaired loans	1	28	24	515	47	—	615
Total	$2,732	$1,620	$3,488	$7,024	$3,544	$97	$18,505

Loans
Individually evaluated for impairment	$390	$—	$2,421	$1,160	$1,166	$95	$5,232
Collectively evaluated for impairment	290,967	174,161	392,510	743,668	400,434	6,784	2,008,524
Purchased credit impaired loans	88	200	8,547	4,346	3,862	19	17,062
Total	$291,445	$174,361	$403,478	$749,174	$405,462	$6,898	$2,030,818

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

The Company recorded a provision for loan losses for the second quarter of 2022 of $581 thousand compared to a recovery of provision of $1.4 million in the second quarter of the previous year. The provision expense for the second quarter of 2022 was a function of continued loan growth during the period and a slight increase in specific reserves. The increased provision expense as compared to the same quarter in 2021 was associated with downward adjustments in qualitative factors during 2021 as the economy improved.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill annually as of June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company performed a qualitative assessment of goodwill at June 30, 2022, and concluded that no impairment existed.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2022, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$85,048	$4,627
Amortization	—	(650)
Balance at June 30, 2022	$85,048	$3,977

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	June 30, 2022	December 31, 2021
Lease liabilities	$3,686	$4,023
Right-of-use assets	$3,606	$3,939
Weighted average remaining lease term (years)	6.89	6.90
Weighted average discount rate	3.09%	3.09%

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Lease cost
Operating lease cost	$178	$268
Short-term lease cost	—	1
Total lease cost	$178	$269

Cash paid for amounts included in the measurement of lease liabilities	$270	$264

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease cost
Operating lease cost	$535	$537
Short-term lease cost	—	2
Total lease cost	$535	$539

Cash paid for amounts included in the measurement of lease liabilities	$539	$516

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2022
Six months ending December 31, 2022	$521
Twelve months ending December 31, 2023	963
Twelve months ending December 31, 2024	533
Twelve months ending December 31, 2025	490
Twelve months ending December 31, 2026	279
Twelve months ending December 31, 2027	208
Thereafter	1,143
Total undiscounted cash flows	4,137
Discount	(451)
Lease liabilities	$3,686

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Customer repurchase agreements	$32,038	$41,128

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  June 30, 2022, $1.1 billion in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with the FHLB as of June 30, 2022 or December 31, 2021.The Company had junior subordinated debt at June 30, 2022 and 2021, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2022, the Bank's public deposits totaled $283.2 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2022, the Company had $240.0 million in letters of credit with the FHLB outstanding, as well as $90.4 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  June 30, 2022 and December 31, 2021 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,573	4,545

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,091	3,068

				$28,283	$28,232

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $582 thousand and $518 thousand at June 30, 2022 and $610 thousand and $541 thousand at  December 31, 2021, respectively. The original fair value adjustments of $1.2 million and $1.0 million were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$38	$—	$850

	December 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,800	$4,050

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. At June 30, 2022, the Company had 4,150 outstanding and exercisable stock options remaining from the HomeTown acquisition at an exercise price of $16.63. The outstanding options have a remaining final maturity date of December 2024 and have an aggregate intrinsic value of $75 thousand. As of June 30, 2022, there were no nonvested stock option grants and no unrecognized compensation expense.

Restricted Stock

The Company from time to time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2022 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2021	58,461	$31.91
Granted	31,384	38.04
Vested	(14,557)	32.48
Forfeited	(561)	33.09
Nonvested at June 30, 2022	74,727	$34.36

As of June 30, 2022 and December 31, 2021, there was $1.5 million and $782 thousand, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.49 years. The share based compensation expense for nonvested restricted stock was $434 thousand and $343 thousand during the first six months of 2022 and 2021, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2022, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10 thousand. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250 thousand with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 8,701 and 11,914 shares and recognized share based compensation expense of $319 thousand and $384 thousand during the first six months of 2022 and 2021, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,688,294	$0.76	10,919,333	$0.99
Effect of dilutive securities - stock options	2,202	—	3,823	—
Diluted earnings per share	10,690,496	$0.76	10,923,156	$0.99

	Six Months Ended June 30,
	2022		2021
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,721,108	$1.60	10,945,256	$2.02
Effect of dilutive securities - stock options	2,409	—	4,267	(0.01)
Diluted earnings per share	10,723,517	$1.60	10,949,523	$2.01

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or six months ended June 30, 2022 and 2021.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2022 or December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2022 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$142,609	$—	$142,609	$—
Federal agencies and GSEs	105,080	—	105,080	—
Mortgage-backed and CMOs	324,242	—	324,242	—
State and municipal	66,981	—	66,981	—
Corporate	29,853	—	29,853	—
Total securities available for sale	$668,765	$—	$668,765	$—
Derivative - cash flow hedges	$38	$—	$38	$—
Loans held for sale	$5,227	$—	$5,227	$—

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$149,577	$—	$149,577	$—
Federal agencies and GSEs	104,580	—	104,580	—
Mortgage-backed and CMOs	356,310	—	356,310	—
State and municipal	66,472	—	66,472	—
Corporate	15,528	—	15,528	—
Total securities available for sale	$692,467	$—	$692,467	$—
Loans held for sale	$8,481	$—	$8,481	$—
Liabilities:
Derivative - cash flow hedges	$2,800	$—	$2,800	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2022 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$392	$—	$—	$392
Other real estate owned, net	143	—	—	143

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	143	—	—	143

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2022 and December 31, 2021:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00% - 15%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2022 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$341,573	$341,573	$—	$—	$341,573
Securities available for sale	668,765	—	668,765	—	668,765
Restricted stock	8,495	—	8,495	—	8,495
Loans held for sale	5,227	—	5,227	—	5,227
Loans, net of allowance	2,012,313	—	—	1,943,034	1,943,034
Derivative - cash flow hedges	38	—	38	—	38
Bank owned life insurance	29,318	—	29,318	—	29,318
Accrued interest receivable	6,033	—	6,033	—	6,033

Financial Liabilities:
Deposits	$2,830,347	$—	$2,831,222	$—	$2,831,222
Repurchase agreements	32,038	—	32,038	—	32,038
Junior subordinated debt	28,283	—	—	25,358	25,358
Accrued interest payable	336	—	336	—	336

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

Segment information as of and for the three and six months ended June 30, 2022 and 2021is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended June 30, 2022
	Community Banking	Wealth Management	Total
Interest income	$22,530	$—	$22,530
Interest expense	1,040	—	1,040
Noninterest income	3,250	1,587	4,837
Noninterest expense	14,751	704	15,455
Income before income taxes	9,408	883	10,291
Net income	7,447	693	8,140
Depreciation and amortization	890	3	893
Total assets	3,233,487	241	3,233,728
Goodwill	85,048	—	85,048
Capital expenditures	153	—	153

	As of and For the Three Months Ended June 30, 2021
	Community Banking	Wealth Management	Total
Interest income	$23,167	$—	$23,167
Interest expense	1,396	—	1,396
Noninterest income	3,652	1,490	5,142
Noninterest expense	13,958	679	14,637
Income before income taxes	12,817	811	13,628
Net income	10,125	641	10,766
Depreciation and amortization	929	3	932
Total assets	3,201,315	269	3,201,584
Goodwill	85,048	—	85,048
Capital expenditures	454	—	454

	As of and For the Six Months Ended June 30, 2022
	Community Banking	Trust and Investment Services	Total
Interest income	$43,937	$—	$43,937
Interest expense	1,994	—	1,994
Noninterest income	7,041	3,396	10,437
Noninterest expense	29,432	1,372	30,804
Income before income taxes	19,826	1,927	21,753
Net income	15,622	1,517	17,139
Depreciation and amortization	1,765	5	1,770
Total assets	3,233,487	241	3,233,728
Goodwill	85,048	—	85,048
Capital expenditures	519	—	519

	As of and For the Six Months Ended June 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$47,371	$—	$47,371
Interest expense	3,177	—	$3,177
Noninterest income	8,150	2,914	$11,064
Noninterest expense	27,359	1,343	$28,702
Income before income taxes	27,148	760	$27,908
Net income	21,454	601	$22,055
Depreciation and amortization	1,890	3	$1,893
Total assets	3,201,315	269	$3,201,584
Goodwill	85,048	—	$85,048
Capital expenditures	700	—	$700

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the six months ended June 30, 2022 and 2021 is shown in the following table (dollars in thousands):

	2022	2021
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$34,409	$38,237
Interest-bearing deposits in other banks	307,164	502,300
Cash and Cash Equivalents	$341,573	$540,537

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,028	$3,495
Income taxes	4,654	4,222
Noncash investing and financing activities:
Net unrealized losses on securities available for sale	(46,147)	(4,466)
Net unrealized gains on cash flow hedges	2,838	1,373

Note 15 – Accumulated Other Comprehensive Income (Loss)

There were no re-classifications out of accumulated other comprehensive income ("AOCI") for the periods ended June 30, 2022 or 2021. Changes in each component of AOCI for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2021	$3,309	$(2,439)	$(1,637)	$(767)

Net unrealized gains on securities available for sale, net of tax, $295	1,121	—	—	1,121

Net unrealized losses on cash flow hedges, net of tax, $(86)	—	(322)	—	(322)

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

Balance at March 31, 2022	$(25,900)	$(723)	$(1,162)	$(27,785)

Net unrealized losses on securities available for sale, net of tax, $(3,300)	(11,986)	—	—	(11,986)

Net unrealized gains on cash flow hedges, net of tax, $200	—	753	—	753

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(976)	(3,490)	—	—	(3,490)

Net unrealized gains on cash flow hedges, net of tax, $288	—	1,085	—	1,085

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(9,962)	(36,185)	—	—	(36,185)

Net unrealized gains on cash flow hedges, net of tax, $596	—	2,242	—	2,242

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value annually at June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The annual evaluation at June 30, 2022 concluded that no impairment existed. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

RESULTS OF OPERATIONS

Executive Overview

Second quarter 2022 financial highlights include the following:

•	Earnings produced a return on average assets (annualized) of 0.99% for the second quarter of 2022, compared to 1.08% in the previous quarter and 1.38% for the second quarter of 2021.

•	Net interest income increased $1.0 million, or 5.1%, when compared to the previous quarter, and decreased $281 thousand, or 1.3%, when compared to the same quarter of 2021.

•	Fully taxable equivalent net interest margin was 2.76% for the quarter, up from 2.63% in the previous quarter and down from 3.00% in the same quarter of the prior year.*

•	Noninterest revenues decreased $763 thousand, or 13.6%, when compared to the previous quarter, and decreased $305 thousand, or 5.9%, compared to the same quarter in the prior year.

•	Noninterest expense increased $106 thousand, or less than 1.0%, when compared to the previous quarter, and increased $818 thousand, or 5.6%, when compared to the same quarter in the prior year.

•	The Company recognized a provision for loan losses in the second quarter of 2022 of $581 thousand compared to provision recoveries of $758 thousand in the first quarter of 2022 and $1.4 million in the second quarter of 2021. Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were 0.01% for the second quarter of 2022, compared to (0.01%) in the previous quarter and in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.05% at June 30, 2022, down from 0.06% at March 31, 2022, and 0.07% at June 30, 2021.

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

Three months ended June 30, 2022 and 2021

Net interest income on a taxable equivalent basis was $21.5 million, a decrease of $282 thousand, or 1.3%, for the second quarter of 2022 compared to $21.8 million for the same quarter of 2021. The decrease from the same quarter in 2021 is attributable to decreased accretion and net fee income from the Paycheck Protection Program ("PPP") loans, partially offset with reduced deposit costs from a significantly lower rate environment in 2022. PPP loans had a net balance of $116 thousand at June 30, 2022, compared to $104 million at June 30, 2021. Total net PPP fees recognized in net interest income during the second quarter of 2022 were $15 thousand, compared to $1.8 million for the same period of 2021. Average loan balances for the 2022 quarter were up $47.0 million or 2.4%, over the 2021 quarter reflecting core loan growth in the 2022 quarter. Loan yields for the quarter were 50 basis points lower than the 2021quarter.

For the second quarter of 2022, the Company's yield on interest-earning assets was 2.90%, compared to 3.20% for the second quarter of 2021. The cost of interest-bearing liabilities was 0.22% for the 2022 period compared to 0.30% for the 2021 period. The interest rate spread was 2.68% for the 2022 period compared to 2.90% for the 2021 period. The net interest margin, on a fully taxable equivalent basis, was 2.76% for the 2022 period compared to 3.00% for the 2021 period, a decrease of 24 basis points. The decrease in net interest margin was driven by the decrease in accretion and PPP related net fee income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2022 and 2021. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$289,092	$391,871	$2,473	$4,458	3.43%	4.56%
Real estate	1,715,073	1,564,747	16,538	16,551	3.86	4.23
Consumer	6,564	7,062	98	112	5.99	6.36
Total loans	2,010,729	1,963,680	19,109	21,121	3.80	4.30

Securities:
U.S. Treasury	152,234	41,840	349	114	0.92	1.09
Federal agencies and GSEs	107,363	102,730	323	298	1.20	1.16
Mortgage-backed and CMOs	360,418	281,820	1,280	961	1.42	1.36
State and municipal	68,172	62,204	342	323	2.01	2.08
Other securities	38,285	24,387	385	311	4.02	5.10
Total securities	726,472	512,981	2,679	2,007	1.47	1.56

Deposits in other banks	383,724	432,555	800	98	0.84	0.09

Total interest-earning assets	3,120,925	2,909,216	22,588	23,226	2.90	3.20

Non-earning assets	171,988	209,471

Total assets	$3,292,913	$3,118,687

Deposits:
Demand	$546,412	$468,684	36	37	0.03	0.03
Money market	744,653	701,957	225	215	0.12	0.12
Savings	275,957	239,887	8	6	0.01	0.01
Time	282,642	350,675	377	664	0.54	0.76
Total deposits	1,849,664	1,761,203	646	922	0.14	0.21

Customer repurchase agreements	35,766	37,591	9	5	0.10	0.05
Long-term borrowings	28,268	35,584	385	469	5.45	5.27
Total interest-bearing liabilities	1,913,698	1,834,378	1,040	1,396	0.22	0.30

Noninterest-bearing demand deposits	1,031,654	915,898
Other liabilities	16,285	22,201
Shareholders' equity	331,276	346,210
Total liabilities and shareholders' equity	$3,292,913	$3,118,687

Interest rate spread					2.68%	2.90%
Net interest margin					2.76%	3.00%

Net interest income (taxable equivalent basis)			21,548	21,830
Less: Taxable equivalent adjustment			58	59
Net interest income			$21,490	$21,771

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30,
	2022 vs. 2021
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$(1,985)	$(965)	$(1,020)
Real estate	(13)	(1,530)	1,517
Consumer	(14)	(6)	(8)
Total loans	(2,012)	(2,501)	489
Securities:
U.S. Treasury	235	(21)	256
Federal agencies and GSEs	25	11	14
Mortgage-backed and CMOs	319	41	278
State and municipal	19	(11)	30
Other securities	74	(76)	150
Total securities	672	(56)	728
Deposits in other banks	702	714	(12)
Total interest income	(638)	(1,843)	1,205

Interest expense
Deposits:
Demand	(1)	(7)	6
Money market	10	(3)	13
Savings	2	1	1
Time	(287)	(173)	(114)
Total deposits	(276)	(182)	(94)
Customer repurchase agreements	4	4	—
Long-term borrowings	(84)	15	(99)
Total interest expense	(356)	(163)	(193)
Net interest income (taxable equivalent basis)	$(282)	$(1,680)	$1,398

Six months ended June 30, 2022 and 2021

Net interest income on a taxable equivalent basis was $42.1 million, a decrease of $2.2 million, or 5.1%, for the  six months ended June 30, 2022 compared to $44.3 million for the same period of  2021 . The decrease in net interest income from the same period in the prior year was attributable to decreased accretion and net fee income associated with PPP loans partially offset by reduced deposit costs in a continuing low rate environment. Average loan balances for the 2022 period were down $955 thousand, or less than 1.0%, over the 2021 period, primarily due to PPP forgiveness. PPP loans had a net balance of $116 thousand at June 30, 2022 , compared to $104.1 million at June 30, 2021. Total net PPP fees recognized in net interest income during the six month period of  2022 were $288 thousand, compared to $4.6 million for the same period of 2021. Loan yields for the period were 56 basis points lower than the 2021  period.

For the six months ended June 30, 2022, the Company's yield on interest-earning assets was 2.82%, compared to 3.32% for the prior year period. The cost of interest-bearing liabilities was 0.21% for the 2022 period compared to 0.35% for the 2021 period. The interest rate spread was 2.61% for the 2022 period compared to 2.97% for the 2021 period. The net interest margin, on a fully taxable equivalent basis, was 2.70% for the 2022 period compared to 3.10% for the 2021 period, a decrease of 40 basis point s. The decrease in net interest margin was driven by decreased accretion income and PPP related income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2022 and 2021. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$289,569	$428,073	$5,105	$10,249	3.56%	4.83%
Real estate	1,694,825	1,556,465	32,616	32,941	3.85	4.23
Consumer	6,536	7,347	210	238	6.48	6.53
Total loans	1,990,930	1,991,885	37,931	43,428	3.81	4.37

Securities:
U.S. Treasury	149,632	28,645	672	126	0.90	0.88
Federal agencies and GSEs	106,141	104,026	616	602	1.16	1.16
Mortgage-backed and CMOs	360,997	269,977	2,487	1,934	1.38	1.43
State and municipal	67,850	60,359	673	637	1.98	2.11
Other securities	34,096	23,013	697	588	4.09	5.11
Total securities	718,716	486,020	5,145	3,887	1.43	1.60

Deposits in other banks	414,082	384,111	977	175	0.48	0.09

Total interest-earning assets	3,123,728	2,862,016	44,053	47,490	2.82	3.32

Non-earning assets	182,810	211,057

Total assets	$3,306,538	$3,073,073

Deposits:
Demand	$536,018	$459,867	73	77	0.03	0.03
Money market	748,498	693,002	326	491	0.09	0.14
Savings	270,040	233,680	15	13	0.01	0.01
Time	310,626	364,318	801	1,628	0.52	0.90
Total deposits	1,865,182	1,750,867	1,215	2,209	0.13	0.25

Customer repurchase agreements	38,536	40,651	15	16	0.08	0.08
Long-term borrowings	28,255	35,612	764	952	5.41	5.35
Total interest-bearing liabilities	1,931,973	1,827,130	1,994	3,177	0.21	0.35

Noninterest-bearing demand deposits	1,015,924	879,214
Other liabilities	17,289	22,497
Shareholders' equity	341,352	344,232
Total liabilities and shareholders' equity	$3,306,538	$3,073,073

Interest rate spread					2.61%	2.97%
Net interest margin					2.70%	3.10%

Net interest income (taxable equivalent basis)			42,059	44,313
Less: Taxable equivalent adjustment			116	119
Net interest income			$41,943	$44,194

Changes in Net Interest Income (Rate/Volume Analysis)

(in thousands)

	Six Months Ended June 30,
	2022 vs. 2021
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$(5,144)	$(2,310)	$(2,834)
Real estate	(325)	(3,122)	2,797
Consumer	(28)	(2)	(26)
Total loans	(5,497)	(5,434)	(63)
Securities:
U.S. Treasury	546	3	543
Federal agencies and GSEs	14	2	12
Mortgage-backed and CMOs	553	(77)	630
State and municipal	36	(40)	76
Other securities	109	(134)	243
Total securities	1,258	(246)	1,504
Deposits in other banks	802	787	15
Total interest income	(3,437)	(4,893)	1,456

Interest expense
Deposits:
Demand	(4)	(16)	12
Money market	(165)	(202)	37
Savings	2	—	2
Time	(827)	(613)	(214)
Total deposits	(994)	(831)	(163)
Customer repurchase agreements	(1)	—	(1)
Long-term borrowings	(188)	11	(199)
Total interest expense	(1,183)	(820)	(363)
Net interest income (taxable equivalent basis)	$(2,254)	$(4,073)	$1,819

Noninterest Income

Three months ended June 30, 2022 and 2021

For the quarter ended June 30, 2022, noninterest income decreased $305 thousand, or 5.9%, compared to the comparable 2021 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$1,587	$1,490	$97	6.5%
Service charges on deposit accounts	709	630	79	12.5
Interchange fees	996	1,178	(182)	(15.4)
Other fees and commissions	200	180	20	11.1
Mortgage banking income	429	1,142	(713)	(62.4)
Income from Small Business Investment Companies	678	591	87	14.7
Income from insurance investments	97	141	(44)	(31.2)
Losses on premises and equipment, net	(84)	(432)	348	80.6
Other	225	222	3	1.4
Total noninterest income	$4,837	$5,142	$(305)	(5.9)

Wealth management income increased $97 thousand for the three months ended June 30, 2022 compared to the same quarter in 2021 primarily the result of growth in clients. Mortgage banking income decreased $713 thousand in the 2022 quarter compared to the 2021 quarter reflecting decreased demand for new home purchases or refinancing in an increasing rate environment. Losses on premises and equipment, net decreased by $348 thousand in the 2022 quarter compared to the 2021 quarter. The Company recognized a loss of $438 thousand in the 2021 quarter from the sale of a building acquired in the HomeTown Bankshares Corporation acquisition.

Six months ended June 30, 2022 and 2021

For the six months ended June 30, 2022, noninterest income decreased $627 thousand, or 5.7%, compared to the comparable 2021 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$3,396	$2,914	$482	16.5%
Service charges on deposit accounts	1,398	1,252	146	11.7
Interchange fees	1,977	2,064	(87)	(4.2)
Other fees and commissions	466	433	33	7.6
Mortgage banking income	1,102	2,460	(1,358)	(55.2)
Income from Small Business Investment Companies	1,171	1,019	152	14.9
Income from insurance investments	544	929	(385)	(41.4)
Losses on premises and equipment, net	(80)	(481)	401	83.4
Other	463	474	(11)	(2.3)
Total noninterest income	$10,437	$11,064	$(627)	(5.7)

Wealth management income increased $482 thousand for the six months ended June 30, 2022 compared to the same period in 2021the result of growth in clients and a $200 thousand non-recurring estate settlement fee. Mortgage banking income decreased $1.4 million in the 2022 period compared to the 2021 period due to decreased demand in a significantly higher rate environment in 2022. Income from insurance investments decreased $385 thousand as the Company received less distributions during the six months ended June 30, 2022 compared to the same period in 2021. The 2021 period recorded a loss on the sale of property from the HomeTown Bankshares Corporation acquisition of $438 thousand accounting for the majority of the change of $401 thousand period over period.

Noninterest Expense

Three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022, noninterest expense increased $818 million, or 5.6%, compared to the same quarter of 2021. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$8,720	$8,178	$542	6.6%
Occupancy and equipment	1,520	1,502	18	1.2
FDIC assessment	228	226	2	0.9
Bank franchise tax	488	443	45	10.2
Core deposit intangible amortization	320	371	(51)	(13.7)
Data processing	781	698	83	11.9
Software	363	338	25	7.4
Other real estate owned, net	2	10	(8)	(80.0)
Other	3,033	2,871	162	5.6
Total noninterest expense	$15,455	$14,637	$818	5.6

Salaries and employee benefits increased $542 thousand in the 2022 quarter as compared to the 2021 quarter. The 2022 quarter reflected increases for annual salary and incentive accrual adjustments. The increase in other expenses in the second quarter of 2022 compared to the second quarter of 2021 was primarily attributable to annual vendor price increases for operational expenses and additional costs associated with investments in technology.

Six months ended June 30, 2022 and 2021

For the six months ended June 30, 2022, noninterest expense increased $2.1 million, or 7.3%, compared to the same period of 2021. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$17,318	$15,696	$1,622	10.3%
Occupancy and equipment	3,062	3,035	27	0.9
FDIC assessment	467	450	17	3.8
Bank franchise tax	964	881	83	9.4
Core deposit intangible amortization	650	752	(102)	(13.6)
Data processing	1,628	1,476	152	10.3
Software	726	667	59	8.8
Other real estate owned, net	1	127	(126)	(99.2)
Other	5,988	5,618	370	6.6
Total noninterest expense	$30,804	$28,702	$2,102	7.3

Salaries and employee benefits increased $1.6 million in the 2022 period as compared to the 2021 period. The 2022 period reflected increases for annual salary and incentive accrual adjustments which were offset in part by higher deferrals of loan origination costs. The period ended June 30, 2021 reflected a reduction in salary expenses of $704 thousand associated with the origination of PPP loans which were deferred and recognized over the life of the loans. Other real estate owned ("OREO"), net decreased $126 thousand from the same period of 2021, where a loss on the sale of OREO of $111 thousand was recognized. The increase in other expenses in the  2022 period compared to the 2021 period was primarily attributable to annual vendor price increases for operational expenses, data processing and additional costs associated with investments in technology.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2022 quarter was 57.18% compared to 52.06% for the 2021 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Efficiency Ratio
Noninterest expense	$15,455	$14,637	$30,804	$28,702
Subtract: loss on sale of OREO, net of write-downs	—	—	—	(111)
Subtract: core deposit intangible amortization	(320)	(371)	(650)	(752)
	$15,135	$14,266	$30,154	$27,839

Net interest income	$21,490	$21,771	$41,943	$44,194
Tax equivalent adjustment	58	59	116	119
Noninterest income	4,837	5,142	10,437	11,064
Add: loss on fixed assets	84	432	80	481
	$26,469	$27,404	$52,576	$55,858

Efficiency ratio	57.18%	52.06%	57.35%	49.84%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$19,109	$21,121	$37,931	$43,428
Interest income - investments and other	3,479	2,105	6,122	4,062
Interest expense - deposits	(646)	(922)	(1,215)	(2,209)
Interest expense - customer repurchase agreements	(9)	(5)	(15)	(16)
Interest expense - long-term borrowings	(385)	(469)	(764)	(952)
Total net interest income	$21,548	$21,830	$42,059	$44,313
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(34)	$(34)	$(68)	$(68)
Tax benefit realized on non-taxable interest income - municipal securities	(24)	(25)	(48)	(51)
GAAP measures net interest income	$21,490	$21,771	$41,943	$44,194

Income Taxes

The effective tax rate for the second quarter of 2022 was 20.90% compared to 21.00% for the second quarter of 2021. The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and vesting of restricted stock. However, it can be more than the statutory rate due to the presence of state taxes, changes in pre-tax earnings and the levels of permanent tax differences.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three and six months ended June 30, 2022 and 2021, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended June 30, 2022	$348	$13	$(25)	$336
For the three months ended June 30, 2021	879	21	(25)	875

For the six months ended June 30, 2022	914	28	(50)	892
For the six months ended June 30, 2021	1,831	43	(51)	1,823

For the remaining six months of 2022 (estimated)	463	23	(50)	436
For the years ending (estimated):
2023	789	31	(101)	719
2024	516	5	(101)	420
2025	397	2	(101)	298
2026	284	2	(101)	185
Thereafter (estimated)	844	2	(621)	225

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation has been consistently modest over the past several years but has substantially increased during the six months of 2022. Management is closely monitoring noninterest expenses as a result of current inflation trends to implement cost measures, as applicable.

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

The available for sale securities portfolio was $668.8 million at June 30, 2022, compared to $692.5 million at December 31, 2021, a decrease of $23.7 million, or 3.4%. At June 30, 2022, the available for sale portfolio had an amortized cost of $717.1 million resulting in a net unrealized loss of $48.3 million. At December 31, 2021, the available for sale portfolio had an amortized cost of $694.6 million, resulting in a net unrealized loss of $2.2 million. The increase in the net unrealized loss was the direct result of a substantial rise in market rates during the period. The yield on a 3-year U.S. Treasury Note, for instance, was 202 basis points higher at June 30, 2022 relative to December 31, 2021.

The Company did not sell any securities during the six months ended June 30, 2022, or six months ended June 30, 2021.

The Company is cognizant of the recent volatility in market interest rates and has elected to execute an asset liability strategy of purchasing high quality securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At June 30, 2022, the commercial real estate portfolio included concentrations of $88 million, $46 million and $209 million in hotel, restaurants, and retail loans, respectively. These concentrations total 16.9% of total loans, excluding loans in process.

Total loans were $2.0 billion at June 30, 2022, compared to $1.9 billion at December 31, 2021, an increase of $84.2 million, or 4.3%. At June 30, 2022, net PPP loans, which are in the commercial loan category, totaled $116 thousand compared to $12.2 million at December 31, 2021.

Average loans, including loans held for sale, were $2.0 billion for the second quarter of 2022 and 2021, with an increase of $47.0 million, or 2.4%.

Loans held for sale totaled $5.2 million at June 30, 2022 and $8.5 million at December 31, 2021. Secondary loan production volume was $41.2 million for the six month period ended June 30, 2022 and $80.2 million for the same period of 2021. These loans were approximately 50% purchase and 50% refinancing for the quarter ended June 30, 2022, and 35% purchase and 65% refinance for the year ended December 31, 2021.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of June 30, 2022
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$22,675	$129,117	$22,569	$—	$174,361
Commercial real estate - owner occupied	38,986	221,961	140,741	1,790	403,478
Commercial real estate - non-owner occupied	42,651	441,467	229,585	35,471	749,174
Residential real estate	17,387	138,778	126,815	27,130	310,110
Home equity	5,050	29,919	60,383	—	95,352
Total real estate	126,749	961,242	580,093	64,391	1,732,475

Commercial and industrial	61,925	144,392	84,692	436	291,445
Consumer	768	3,713	536	1,881	6,898

Total loans, net of deferred fees and costs	$189,442	$1,109,347	$665,321	$66,708	$2,030,818

Interest rate sensitivity:
Fixed interest rates	$116,217	$941,680	$548,253	$17,116	$1,623,266
Floating or adjustable rates	73,490	165,451	119,285	49,326	407,552

Total loans, gross	$189,707	$1,107,131	$667,538	$66,442	$2,030,818

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At June 30, 2022, the ALLL was $18.5 million compared to $18.7 million at December 31, 2021. The ALLL as a percentage of total loans at such dates was 0.91% and 0.96%, respectively. Management will continue to evaluate the adequacy of the Company's ALLL.

The Company recognized a provision of $581 thousand in the second quarter of 2022 and a recovery of provision expense of $1.4 million in the same quarter of 2021. The provision expense for the second quarter of 2022 was a function of continued loan growth during the period and a slight increase in specific reserves. The increased provision expense as compared to the same quarter in 2021 was associated with downward adjustments in qualitative factors during the previous period as the economy improved. Net charge-offs for the three months ended June 30, 2022 were $64 thousand compared to net recoveries of $33 thousand for the same 2021 period.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.93% at June 30, 2022, compared to 1.01% at December 31, 2021. On a dollar basis, the reserve was $17.6 million at June 30, 2022, compared to $18.0 million at December 31, 2021. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 5.68% at June 30, 2022, compared to 0.30% at December 31, 2021. On a dollar basis, the reserve was $297 thousand at June 30, 2022 compared to $7 thousand at December 31, 2021. The increase in the reserve was related to one loan relationship.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $615 thousand at June 30, 2022 compared to $667 thousand at December 31, 2021. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for loan losses	55	223	(486)	(120)	83	68	(177)
Charge-offs	(78)	—	—	—	(5)	(71)	(154)
Recoveries	87	—	10	3	8	50	158
Balance at June 30, 2022	$2,732	$1,620	$3,488	$7,024	$3,544	$97	$18,505

Average Loans	236,167	154,856	419,889	779,645	389,797	6,536	1,986,890
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.00)%	(0.00)%	(0.00)%	0.64%	(0.00)%

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
(Recovery of) provision for loan losses	(457)	(355)	27	(241)	(306)	(20)	(1,352)
Charge-offs	—	—	(3)	—	(17)	(31)	(51)
Recoveries	19	—	4	3	32	39	97
Balance at June 30, 2021	$2,935	$1,572	$4,368	$7,388	$3,776	$58	$20,097

Average Loans	392,383	148,658	389,624	670,800	369,500	7,347	1,978,312
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.00)%	(0.00)%	(0.01)%	(0.22)%	(0.00)%

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2022	December 31, 2021
Allowance to loans (1)	0.91%	0.96%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.93	1.01
Net recoveries to allowance (2)	(0.04)	(0.54)
Net recoveries to average loans (2)	(0.00)	(0.01)
Nonperforming assets to total assets	0.05	0.07
Nonperforming loans to loans	0.07	0.11
Recoveries to net charge-offs (2)	4,425.00	2,825.00
Recovery of provision to average loans (2)	(0.02)	(0.14)
Allowance to nonperforming loans	1,255.00	841.00

__________________________

(1) - Excluding PPP loans, 0.91% at June 30, 2022 and 0.97% at December 31, 2021

(2) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.07% at June 30, 2022 and 0.11% at December 31, 2021. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.05% and 0.07% of total assets at June 30, 2022 and December 31, 2021, respectively. The decrease in nonperforming assets resulted from a decrease of $621 thousand in nonperforming loans.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total impaired loans, exclusive of purchased credit impaired loans, at June 30, 2022 and December 31, 2021 were $5.2 million and $2.2 million, respectively.

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $4.1 million in TDRs at June 30, 2022 and $1.7 million at December 31, 2021.

Other Real Estate Owned

OREO was $143 thousand at June 30, 2022 and December 31, 2021. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.8 billion at June 30, 2022 and $2.9 billion at December 31, 2021.

Average interest-bearing deposits were $1.9 billion for the second quarter of 2022, compared to $1.8 billion for the second quarter of 2021, an increase of $88.5 million, or 5.0%. Average noninterest-bearing deposits for the 2022 quarter were $1.0 billion, compared to $916 million for the 2021 quarter, an increase of $116 million, or 12.6%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the second quarter of 2022 was 0.14%, down from 0.21% for the second quarter of 2021.

Certificates of Deposit over $250,000

At June 30, 2022, certificates of deposit that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit held by the Company were $72.3 million, and were $153.2 million at December 31, 2021. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at June 30, 2022 (dollars in thousands):

June 30, 2022
3 months or less	$16,955
Over 3 through 6 months	19,764
Over 6 through 12 months	12,956
Over 12 months	22,623
Total	$72,298

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.2 billion at June 30, 2022 and December 31, 2021. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $327 million at June 30, 2022 compared to $355 million at December 31, 2021, a decrease of $27.4 million, or 7.7%. This decrease is attributable to an increase in net unrealized losses in the available for sale portfolio which increased $46.1 million from December 31, 2021.

The Company paid cash dividends of $0.56 per share during the six months of 2022 while the aggregate diluted earnings per share for the same period was $1.60.

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2022 and December 31, 2021. Management believes, as of June 30, 2022, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2022		Percentage At December 31, 2021
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.02%	12.88%	12.43%	13.15%
Tier 1 capital ratio	13.24	12.88	13.73	13.15
Total capital ratio	14.06	13.70	14.61	14.03

Leverage Capital Ratio:

Tier 1 leverage ratio	9.42	9.16	9.13	8.76

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $13 million of the Company's common stock through December 31, 2022.

 The Company repurchased 54,676 shares at an average cost of $35.32 per share, for a total of $1.9 million, in the second quarter of 2022. During the six month period ended June 30, 2022, the Company repurchased 143,605 shares at an average cost of $37.09 per share, for a total cost of $5.3 million. In the six month period ended June 30, 2021, the Company repurchased 147,235 shares at an average cost of $32.81 per share, for a total cost of $4.8 million.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $240.0 million and $275.0 million outstanding in letters of credit at June 30, 2022 and December 31, 2021, respectively. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with IntraFi Promontory Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through IntraFi's program as of June 30, 2022 and December 31, 2021, were $0 and $550 thousand, respectively.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at June 30, 2022 and at December 31, 2021 were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Commitments to extend credit	$659,538	$654,436
Standby letters of credit	11,388	10,201
Mortgage loan rate-lock commitments	6,566	10,891

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2022 is asset sensitive. Management expects that the general direction of short-term market interest rates will be increasing in the near term due to the anticipated continuation of monetary policy tightening actions of the Federal Reserve, but the outlook is less certain for longer-term rates during the remainder of 2022 and beyond.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2022 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	June 30, 2022
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$12,765	13.6%
Up 3.00%	9,729	10.3
Up 2.00%	6,699	7.1
Up 1.00%	3,377	3.6
Flat	—	—
Down 0.25%	(1,026)	(0.8)
Down 1.00%	(6,530)	(6.9)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2022 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	June 30, 2022
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$659,556	$185,700	39.2%
Up 3.00%	626,659	152,803	32.2
Up 2.00%	588,110	114,254	24.1
Up 1.00%	540,979	67,123	14.2
Flat	473,856	—	—
Down 0.25%	458,150	(15,706)	(3.3)
Down 1.00%	402,200	(71,656)	(15.1)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Shares of the Company's common stock were repurchased during the three months ended June 30, 2022 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $7.7 million of the Company's common stock as of June 30, 2022.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in 000's)

April 30, 2022	8,066	$35.77	8,066	$9,315
May 31, 2022	36,489	35.11	36,489	$8,034
June 30, 2022	10,121	35.74	10,121	$7,672
Total	54,676	$35.32	54,676

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 5, 2022		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - August 5, 2022		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 5, 2022		(principal accounting officer)