Form 10-Q
period 2022-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2022-11-08
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 1, 2022, the Company had10,610,763 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2022	December 31, 2021
Assets		*
Cash and due from banks	$35,437	$23,095
Interest-bearing deposits in other banks	59,541	487,773
Securities available for sale, at fair value	641,884	692,467
Restricted stock, at cost	8,383	8,056
Loans held for sale	2,852	8,481
Loans, net of deferred fees and costs	2,119,415	1,946,580
Less allowance for loan losses	(19,189)	(18,678)
Net loans	2,100,226	1,927,902
Premises and equipment, net	34,686	35,564
Other real estate owned, net of valuation allowance	143	143
Goodwill	85,048	85,048
Core deposit intangibles, net	3,667	4,627
Bank owned life insurance	29,480	29,107
Other assets	47,973	32,334
Total assets	$3,049,320	$3,334,597

Liabilities
Noninterest-bearing deposits	$1,044,803	$1,009,081
Interest-bearing deposits	1,646,067	1,881,272
Total deposits	2,690,870	2,890,353
Customer repurchase agreements	625	41,128
Long-term borrowings	28,308	28,232
Other liabilities	16,127	20,092
Total liabilities	2,735,930	2,979,805

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,608,750 shares outstanding at September 30, 2022 and 10,766,967 shares outstanding at December 31, 2021	10,533	10,710
Capital in excess of par value	141,694	147,777
Retained earnings	218,814	201,380
Accumulated other comprehensive loss, net	(57,651)	(5,075)
Total shareholders' equity	313,390	354,792
Total liabilities and shareholders' equity	$3,049,320	$3,334,597

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$21,160	$21,974	$59,024	$65,334
Interest and dividends on securities:
Taxable	2,664	1,896	7,344	5,297
Tax-exempt	110	94	297	293
Dividends	118	112	347	349
Other interest income	1,099	201	2,076	375
Total interest and dividend income	25,151	24,277	69,088	71,648
Interest Expense:
Interest on deposits	741	781	1,956	2,990
Interest on short-term borrowings	11	3	26	19
Interest on long-term borrowings	392	400	1,156	1,352
Total interest expense	1,144	1,184	3,138	4,361
Net Interest Income	24,007	23,093	65,950	67,287
Provision for (recovery of) loan losses	615	482	438	(870)
Net Interest Income After Provision for (Recovery of) Loan Losses	23,392	22,611	65,512	68,157
Noninterest Income:
Wealth management income	1,603	1,576	4,999	4,490
Service charges on deposit accounts	681	664	2,079	1,916
Interchange fees	1,013	958	2,990	3,025
Other fees and commissions	233	189	699	619
Mortgage banking income	388	989	1,490	3,449
Income from Small Business Investment Companies	501	491	1,672	1,510
Income from insurance investments	100	132	644	1,062
Losses on premises and equipment, net	(2)	(107)	(82)	(588)
Other	243	231	706	704
Total noninterest income	4,760	5,123	15,197	16,187
Noninterest Expense:
Salaries and employee benefits	9,618	8,185	26,936	23,881
Occupancy and equipment	1,514	1,513	4,576	4,548
FDIC assessment	227	194	694	644
Bank franchise tax	488	440	1,452	1,321
Core deposit intangible amortization	310	361	960	1,113
Data processing	818	748	2,446	2,224
Software	362	344	1,088	1,011
Other real estate owned, net	3	21	4	148
Other	3,108	3,037	9,096	8,655
Total noninterest expense	16,448	14,843	47,252	43,545
Income Before Income Taxes	11,704	12,891	33,457	40,799
Income Taxes	2,448	2,713	7,062	8,566
Net Income	$9,256	$10,178	$26,395	$32,233
Net Income Per Common Share:
Basic	$0.87	$0.94	$2.47	$2.96
Diluted	$0.87	$0.94	$2.47	$2.95
Weighted Average Common Shares Outstanding:
Basic	10,640,952	10,833,875	10,694,096	10,907,721
Diluted	10,643,073	10,836,293	10,696,409	10,911,372

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2022	2021
Net income	$9,256	$10,178

Other comprehensive loss:

Unrealized losses on securities available for sale	(25,234)	(2,191)
Tax effect	5,448	474

Unrealized gains on cash flow hedges	1,459	230
Tax effect	(306)	(49)

Other comprehensive loss	(18,633)	(1,536)

Comprehensive (loss) income	$(9,377)	$8,642

	Nine Months Ended September 30,
	2022	2021
Net income	$26,395	$32,233

Other comprehensive loss:

Unrealized losses on securities available for sale	(71,381)	(6,657)
Tax effect	15,410	1,450

Unrealized gains on cash flow hedges	4,298	1,603
Tax effect	(903)	(337)

Other comprehensive loss	(52,576)	(3,941)

Comprehensive (loss) income:	$(26,181)	$28,292

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2022 and 2021
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, June 30, 2021	$10,811	$150,947	$185,843	$32	$347,633

Net income	—	—	10,178	—	10,178

Other comprehensive loss	—	—	—	(1,536)	(1,536)

Stock repurchased (100,764 shares)	(101)	(3,212)	—	—	(3,313)

Vesting of restricted stock (517 shares)	1	(1)	—	—	—

Equity based compensation (4,615 shares)	4	335	—	—	339

Cash dividends paid, $0.27 per share	—	—	(2,914)	—	(2,914)

Balance, September 30, 2021	$10,715	$148,069	$193,107	$(1,504)	$350,387

Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

Net income	—	—	9,256	—	9,256

Other comprehensive loss	—	—	—	(18,633)	(18,633)

Stock repurchased (60,104 shares)	(60)	(1,999)	—	—	(2,059)

Vesting of restricted stock (496 shares)	1	(1)	—	—	—

Equity based compensation (3,752 shares)	4	357	—	—	361

Cash dividends paid, $0.28 per share	—	—	(2,966)	—	(2,966)

Balance, September 30, 2022	$10,533	$141,694	$218,814	$(57,651)	$313,390

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	32,233	—	32,233

Other comprehensive loss	—	—	—	(3,941)	(3,941)

Stock repurchased (247,999 shares)	(248)	(7,895)	—	—	(8,143)

Stock options exercised (5,180 shares)	5	81	—	—	86

Vesting of restricted stock (15,832 shares)	16	(16)	—	—	—

Equity based compensation (41,079 shares)	16	1,049	—	—	1,065

Cash dividends paid, $0.81 per share	—	—	(8,807)	—	(8,807)

Balance, September 30, 2021	$10,715	$148,069	$193,107	$(1,504)	$350,387

Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	26,395	—	26,395

Other comprehensive loss	—	—	—	(52,576)	(52,576)

Stock repurchased (203,709 shares)	(204)	(7,182)	—	—	(7,386)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (14,390 shares)	14	(14)	—	—	—

Equity based compensation (12,543 shares)	12	1,102	—	—	1,114

Cash dividends paid, $0.84 per share	—	—	(8,961)	—	(8,961)

Balance, September 30, 2022	$10,533	$141,694	$218,814	$(57,651)	$313,390

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$26,395	$32,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	438	(870)
Depreciation	1,687	1,694
Net accretion of acquisition accounting adjustments	(1,345)	(3,148)
Core deposit intangible amortization	960	1,113
Net amortization of securities	1,304	1,275
Gain on sale of loans held for sale	(1,490)	(3,449)
Proceeds from sales of loans held for sale	62,910	123,193
Originations of loans held for sale	(55,791)	(113,671)
Net loss on other real estate owned	—	111
Net loss on sale or disposal of premises and equipment	82	588
Equity based compensation expense	1,114	1,065
Net change in bank owned life insurance	(373)	(468)
Deferred income tax expense (benefit)	720	(63)
Net change in other assets	(5,051)	(2,536)
Net change in other liabilities	331	793
Net cash provided by operating activities	31,891	37,860

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	83,015	137,511
Purchases of securities available for sale	(105,117)	(323,302)
Net change in restricted stock	(327)	669
Net (increase) decrease in loans	(171,381)	77,984
Net change in collateral with other financial institutions	3,200	1,700
Proceeds from sale of premises and equipment	4	1,316
Purchases of premises and equipment	(894)	(833)
Proceeds from sales of other real estate owned	—	634
Net cash used in investing activities	(191,500)	(104,321)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	35,722	150,891
Net change in interest-bearing deposits	(235,165)	99,921
Net change in customer repurchase agreements	(40,503)	(15,956)
Net change in long-term borrowings	—	(7,500)
Common stock dividends paid	(8,961)	(8,807)
Repurchase of common stock	(7,386)	(8,143)
Proceeds from exercise of stock options	12	86
Net cash (used in) provided by financing activities	(256,281)	210,492
Net (Decrease) Increase in Cash and Cash Equivalents	(415,890)	144,031
Cash and Cash Equivalents at Beginning of Period	510,868	370,320
Cash and Cash Equivalents at End of Period	$94,978	$514,351

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, and accounting for acquired loans with specific credit-related deterioration.

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

Recently Adopted Accounting Developments

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022. The adoption did not have a material impact to the consolidated financial statements.

Recent Accounting Pronouncements and Other Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU's 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC") and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. At the one-time evaluation date, the Company qualified as a smaller reporting company and elected to defer the adoption of the standard. The Company is running parallel models and an independent data validation is in process to support assumptions and methodologies. Management continues to refine the model to calculate an adjustment to reserves upon adoption.

Effective  November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with Accounting Standards Codification "(ASC") 326, Financial Instruments - Credit Losses. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In March 2022, FASB issued Accounting Standards Update ASU No. 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses ("CECL") model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of Troubled Debt Restructurings ("TDR,"), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements in conjunction with its CECL implementation in 2023.

Note 2 – Securities

The amortized cost and fair value of investments in securities available for sale at September 30, 2022 were as follows (dollars in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,109	$—	$13,572	$138,537
Federal agencies and GSEs	111,958	5	7,298	104,665
Mortgage-backed and CMOs	349,703	2	43,640	306,065
State and municipal	70,373	1	5,767	64,607
Corporate	31,294	—	3,284	28,010
Total securities available for sale	$715,437	$8	$73,561	$641,884

The amortized cost and fair value of investments in securities available for sale at December 31, 2021 were as follows (dollars in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$150,751	$—	$1,174	$149,577
Federal agencies and GSEs	104,518	993	931	104,580
Mortgage-backed and CMOs	357,981	2,854	4,525	356,310
State and municipal	65,939	1,021	488	66,472
Corporate	15,450	218	140	15,528
Total securities available for sale	$694,639	$5,086	$7,258	$692,467

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2022 and  December 31, 2021 was as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
FRB stock	$6,534	$6,500
FHLB stock	1,849	1,556
Total restricted stock	$8,383	$8,056

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position, at September 30, 2022, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$138,537	$13,572	$48,059	$3,670	$90,478	$9,902
Federal agencies and GSEs	103,981	7,298	44,539	2,898	59,442	4,400
Mortgage-backed and CMOs	305,858	43,640	124,623	11,396	181,235	32,244
State and municipal	63,634	5,767	46,860	2,953	16,774	2,814
Corporate	28,010	3,284	21,134	2,410	6,875	874
Total	$640,020	$73,561	$285,215	$23,327	$354,804	$50,234

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. Thirteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 45 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Twenty of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Mortgage-backed securities: The unrealized losses on the Company's investment in 142 GSE mortgage-backed securities were caused by normal market fluctuations. Seventeen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Collateralized Mortgage Obligations: The unrealized losses associated with 56 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Twenty-seven of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

State and municipal securities: The unrealized losses on 85 state and municipal securities were caused by normal market fluctuations. Twenty-nine of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Corporate securities: The unrealized losses on 13 corporate securities were caused by normal market fluctuations and not credit deterioration. Three of these securities were in an unrealized loss position for 12 months or more. One of these securities is rated Aaa by Moody's, and another is rated Baa2. The remaining eleven securities are not rated, but the Company conducted thorough internal credit reviews prior to the purchase of each which determined the investment risk to be acceptable due to the issuers' experienced management teams, strong asset quality, and ample levels of capital and liquidity. The Company conducts ongoing quarterly reviews of these companies as well. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at  September 30, 2022.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2022, and no impairment has been recognized.

Other-Than-Temporarily-Impaired Securities

As of September 30, 2022 and December 31, 2021, there were no securities classified as other-than-temporarily impaired.

Realized Gains and Losses

The Company did not have any realized gains or losses on, or proceeds from the sale of securities available for sale during the three and nine months ended September 30, 2022 and 2021.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at September 30, 2022 and  December 31, 2021, were comprised of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Commercial	$295,541	$299,773
Commercial real estate:
Construction and land development	210,500	134,221
Commercial real estate - owner occupied	423,678	391,517
Commercial real estate - non-owner occupied	764,963	731,034
Residential real estate:
Residential	324,468	289,757
Home equity	93,659	93,203
Consumer	6,606	7,075
Total loans, net of deferred fees and costs	$2,119,415	$1,946,580

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at September 30, 2022 and  December 31, 2021 are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Outstanding principal balance	$131,959	$163,574
Carrying amount	126,636	156,975

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Outstanding principal balance	$19,946	$24,696
Carrying amount	15,846	19,802

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the nine months ended September 30, 2022 and the year ended December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance at January 1	$4,902	$6,513
Accretion	(1,808)	(5,292)
Reclassification from nonaccretable difference	835	2,780
Other changes, net (1)	(273)	901
	$3,656	$4,902

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$161	$—	$—	$288	$449	$295,092	$295,541
Commercial real estate:
Construction and land development	—	—	—	—	—	210,500	210,500
Commercial real estate - owner occupied	—	—	—	—	—	423,678	423,678
Commercial real estate - non-owner occupied	—	—	—	—	—	764,963	764,963
Residential:
Residential	382	7	—	457	846	323,622	324,468
Home equity	16	—	—	314	330	93,329	93,659
Consumer	—	83	18	112	213	6,393	6,606
Total	$559	$90	$18	$1,171	$1,838	$2,117,577	$2,119,415

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2021 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$120	$—	$—	$26	$146	$299,627	$299,773
Commercial real estate:
Construction and land development	—	—	—	—	—	134,221	134,221
Commercial real estate - owner occupied	—	—	—	12	12	391,505	391,517
Commercial real estate - non-owner occupied	—	—	—	1,093	1,093	729,941	731,034
Residential:
Residential	670	20	154	792	1,636	288,121	289,757
Home equity	12	30	47	80	169	93,034	93,203
Consumer	6	—	15	3	24	7,051	7,075
Total	$808	$50	$216	$2,006	$3,080	$1,943,500	$1,946,580

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2022 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,421	2,420	—	1,212	81
Commercial real estate - non-owner occupied	1,068	1,069	—	1,143	31
Residential:
Residential	817	825	—	881	17
Home equity	165	165	—	76	—
Consumer	—	—	—	—	—
	$4,471	$4,479	$—	$3,312	$129
With a related allowance recorded:
Commercial	$283	$279	$169	$174	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential
Residential	—	—	—	51	—
Home equity	—	—	—	—	—
Consumer	95	95	48	48	—
	$378	$374	$217	$273	$—
Total:
Commercial	$283	$279	$169	$174	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,421	2,420	—	1,212	81
Commercial real estate - non-owner occupied	1,068	1,069	—	1,143	31
Residential:
Residential	817	825	—	932	17
Home equity	165	165	—	76	—
Consumer	95	95	48	48	—
	$4,849	$4,853	$217	$3,585	$129

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

During the three months ended September 30, 2022, there were no new loans modified as TDRs. There was one commercial real estate non-owner occupied loan with a recorded investment of $81 thousand that fully paid off during the quarter.

During the three months ended September 30, 2022, there were no loans modified as TDRs and one loan modified as a TDR during the nine months ended September 30, 2022. A commercial real estate-owner occupied loan was modified in the second quarter of 2022. The commercial real estate-owner occupied loan was an extension of maturity with a pre- and post- modification outstanding investment of $2.4 million. A commercial real estate-non-owner occupied TDR loan was returned to accruing in the second quarter of 2022. During the three and nine months ended September 30, 2022, the Company had no restructures that had subsequently defaulted within 12 months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification. There were no loans modified as TDRs during the three or nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $259 thousand at restructure and one commercial loan with a recorded investment of $106 thousand at restructure that subsequently defaulted with 12 months of modification.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2022, the commercial real estate portfolio included concentrations of $87 million, $52 million and $212 million in hotel, restaurants, and retail loans, respectively. These concentrations total 4.1%, 2.5%, and 10.0% of total loans, respectively, excluding loans in process.

Residential Real Estate in Process of Foreclosure

The Company had $212 thousand in residential loans in process of foreclosure at September 30, 2022 and $103 thousand in process of foreclosure at  December 31, 2021, respectively. The Company had no residential other real estate owned ("OREO") at September 30, 2022 or at  December 31, 2021.

Risk Grades

The following tables show the Company's loan portfolio broken down by internal risk grading as of September 30, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$289,058	$209,667	$412,458	$762,254	$320,467	$93,090
Special Mention	5,756	—	4,811	397	1,658	—
Substandard	444	833	6,409	2,312	2,343	569
Doubtful	283	—	—	—	—	—
Total	$295,541	$210,500	$423,678	$764,963	$324,468	$93,659

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,476
Nonperforming	130
Total	$6,606

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2021 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$290,823	$130,111	$372,177	$720,138	$285,188	$92,807
Special Mention	8,333	2,881	11,048	8,702	1,774	—
Substandard	617	1,229	8,292	2,194	2,795	396
Doubtful	—	—	—	—	—	—
Total	$299,773	$134,221	$391,517	$731,034	$289,757	$93,203

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$7,057
Nonperforming	18
Total	$7,075

Loans classified in the Pass category typically are fundamentally sound, and risk factors are reasonable and acceptable.

Loans classified in the Special Mention category typically have been criticized internally, by loan review or the loan officer, or by external regulators under the current credit policy regarding risk grades.

Loans classified in the Substandard category typically have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and they are typically characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021
Allowance for Loan Losses
Balance, beginning of period	$18,678	$21,403	$21,403
Provision for (recovery of) loan losses	438	(2,825)	(870)
Charge-offs	(185)	(146)	(70)
Recoveries	258	246	167
Balance, end of period	$19,189	$18,678	$20,630

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$386	$304	$304
(Recovery of) provision for unfunded commitments	(8)	82	23
Balance, end of period	$378	$386	$327

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2022 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Provision for (recovery of) loan losses	60	487	(313)	(48)	200	52	438
Charge-offs	(78)	—	—	—	(5)	(102)	(185)
Recoveries	103	—	19	3	37	96	258
Balance at September 30, 2022	$2,753	$1,884	$3,670	$7,096	$3,690	$96	$19,189

Balance at September 30, 2022:

Allowance for Loan Losses
Individually evaluated for impairment	$169	$—	$—	$—	$—	$48	$217
Collectively evaluated for impairment	2,584	1,856	3,647	6,580	3,641	48	18,356
Purchased credit impaired loans	—	28	23	516	49	—	616
Total	$2,753	$1,884	$3,670	$7,096	$3,690	$96	$19,189

Loans
Individually evaluated for impairment	$283	$—	$2,421	$1,068	$982	$95	$4,849
Collectively evaluated for impairment	295,167	209,306	413,810	759,606	414,338	6,493	2,098,720
Purchased credit impaired loans	91	1,194	7,447	4,289	2,807	18	15,846
Total	$295,541	$210,500	$423,678	$764,963	$418,127	$6,606	$2,119,415

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

The Company recorded a provision for loan losses for the third quarter of 2022 of $615 thousand compared to $482 thousand in the third quarter of the previous year. The provision expense for the third quarter of 2022 was a function of continued loan growth during the period. The provision expense in the third quarter of 2021 was the net of the provision for loan growth offset by positive adjustments in qualitative factors for improved economic conditions.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill annually as of June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2022, the Company concluded that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2022 or 2021.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2022, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$85,048	$4,627
Amortization	—	(960)
Balance at September 30, 2022	$85,048	$3,667

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	September 30, 2022	December 31, 2021
Lease liabilities	$3,575	$4,023
Right-of-use assets	$3,497	$3,939
Weighted average remaining lease term (years)	6.74	6.90
Weighted average discount rate	3.12%	3.09%

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Lease cost
Operating lease cost	$268	$267
Short-term lease cost	—	—
Total lease cost	$268	$267

Cash paid for amounts included in the measurement of lease liabilities	$271	$265

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease cost
Operating lease cost	$803	$804
Short-term lease cost	—	—
Total lease cost	$803	$804

Cash paid for amounts included in the measurement of lease liabilities	$810	$781

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of September 30, 2022
Three months ending December 31, 2022	$273
Twelve months ending December 31, 2023	1,008
Twelve months ending December 31, 2024	578
Twelve months ending December 31, 2025	516
Twelve months ending December 31, 2026	278
Twelve months ending December 31, 2027	208
Thereafter	1,143
Total undiscounted cash flows	4,004
Discount	(429)
Lease liabilities	$3,575

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Customer repurchase agreements	$625	$41,128

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  September 30, 2022, $1.1 billion in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

There were no long-term borrowings with the FHLB as of September 30, 2022 or December 31, 2021.The Company had junior subordinated debt at September 30, 2022 and 2021, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2022, the Bank's public deposits totaled $205.0 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2022, the Company had $170.0 million in letters of credit with the FHLB outstanding, as well as $91.2 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  September 30, 2022 and December 31, 2021 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,587	4,545

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,102	3,068

				$28,308	$28,232

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $568 thousand and $507 thousand at September 30, 2022 and $610 thousand and $541 thousand at  December 31, 2021, respectively. The original fair value adjustments of $1.2 million and $1.0 million were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,498	$—	$850

	December 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$2,800	$4,050

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. At September 30, 2022, the Company had 4,150 outstanding and exercisable stock options remaining at an exercise price of $16.63. The outstanding options have a remaining final maturity date of December 2024 and have an aggregate intrinsic value of $64 thousand. As of September 30, 2022, there were no nonvested stock option grants and no unrecognized compensation expense.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2022 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2021	58,461	$31.91
Granted	33,073	36.10
Vested	(15,053)	32.58
Forfeited	(747)	33.15
Nonvested at September 30, 2022	75,734	$33.59

As of September 30, 2022 and December 31, 2021, there was $1.4 million and $782 thousand, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The weighted average period over which this cost is expected to be recognized is 1.55 years. The share-based compensation expense for nonvested restricted stock was $665 thousand and $534 thousand during the nine months of 2022 and 2021, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2022, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $10 thousand. Monthly meeting fees can be received as $800 per meeting in cash or $1,000 in immediately vested, but restricted stock. Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250 thousand with respect to shares received for service on the Board. Only outside directors receive board fees. The Company issued 12,453 and 16,370 shares and recognized share based compensation expense of $449 thousand and $531 thousand during the nine months of 2022 and 2021, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,640,952	$0.87	10,833,875	$0.94
Effect of dilutive securities - stock options	2,121	—	2,418	—
Diluted earnings per share	10,643,073	$0.87	10,836,293	$0.94

	Nine Months Ended September 30,
	2022		2021
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,694,096	$2.47	10,907,721	$2.96
Effect of dilutive securities - stock options	2,313	—	3,651	(0.01)
Diluted earnings per share	10,696,409	$2.47	10,911,372	$2.95

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or nine months ended September 30, 2022 and 2021.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2022 or December 31, 2021.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2022 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$138,537	$—	$138,537	$—
Federal agencies and GSEs	104,665	—	104,665	—
Mortgage-backed and CMOs	306,065	—	306,065	—
State and municipal	64,607	—	64,607	—
Corporate	28,010	—	28,010	—
Total securities available for sale	$641,884	$—	$641,884	$—
Derivative - cash flow hedges	$1,498	$—	$1,498	$—
Loans held for sale	$2,852	$—	$2,852	$—

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$149,577	$—	$149,577	$—
Federal agencies and GSEs	104,580	—	104,580	—
Mortgage-backed and CMOs	356,310	—	356,310	—
State and municipal	66,472	—	66,472	—
Corporate	15,528	—	15,528	—
Total securities available for sale	$692,467	$—	$692,467	$—
Loans held for sale	$8,481	$—	$8,481	$—
Liabilities:
Derivative - cash flow hedges	$2,800	$—	$2,800	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2022 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$161	$—	$—	$161
Other real estate owned, net	143	—	—	143

	Fair Value Measurements at December 31, 2021 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	143	—	—	143

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2022 and December 31, 2021:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Impaired loans	Discounted appraised value	Selling cost	8.00% - 15%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2022 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$94,978	$94,978	$—	$—	$94,978
Securities available for sale	641,884	—	641,884	—	641,884
Restricted stock	8,383	—	8,383	—	8,383
Loans held for sale	2,852	—	2,852	—	2,852
Loans, net of allowance	2,100,226	—	—	2,013,036	2,013,036
Derivative - cash flow hedges	1,498	—	1,498	—	1,498
Bank owned life insurance	29,480	—	29,480	—	29,480
Accrued interest receivable	6,241	—	6,241	—	6,241

Financial Liabilities:
Deposits	$2,690,870	$—	$2,691,681	$—	$2,691,681
Repurchase agreements	625	—	625	—	625
Junior subordinated debt	28,308	—	—	24,112	24,112
Accrued interest payable	334	—	334	—	334

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

Segment information as of and for the three and nine months ended September 30, 2022 and 2021is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended September 30, 2022
	Community Banking	Wealth Management	Total
Interest income	$25,151	$—	$25,151
Interest expense	1,144	—	1,144
Noninterest income	3,157	1,603	4,760
Noninterest expense	15,681	767	16,448
Income before income taxes	10,868	836	11,704
Net income	8,595	661	9,256
Depreciation and amortization	874	3	877
Total assets	3,049,079	241	3,049,320
Goodwill	85,048	—	85,048
Capital expenditures	894	—	894

	As of and For the Three Months Ended September 30, 2021
	Community Banking	Wealth Management	Total
Interest income	$24,277	$—	$24,277
Interest expense	1,184	—	1,184
Noninterest income	3,547	1,576	5,123
Noninterest expense	14,164	679	14,843
Income before income taxes	12,080	811	12,891
Net income	9,537	641	10,178
Depreciation and amortization	929	3	932
Total assets	3,288,849	214	3,289,063
Goodwill	85,048	—	85,048
Capital expenditures	454	—	454

	As of and For the Nine Months Ended September 30, 2022
	Community Banking	Trust and Investment Services	Total
Interest income	$69,088	$—	$69,088
Interest expense	3,138	—	3,138
Noninterest income	10,198	4,999	15,197
Noninterest expense	45,088	2,164	47,252
Income before income taxes	30,621	2,836	33,457
Net income	24,158	2,237	26,395
Depreciation and amortization	2,639	8	2,647
Total assets	3,049,079	241	3,049,320
Goodwill	85,048	—	85,048
Capital expenditures	894	—	894

	As of and For the Nine Months Ended September 30, 2021
	Community Banking	Trust and Investment Services	Total
Interest income	$71,648	$—	$71,648
Interest expense	4,361	—	$4,361
Noninterest income	11,697	4,490	$16,187
Noninterest expense	41,529	2,016	$43,545
Income before income taxes	38,326	2,473	$40,799
Net income	30,278	1,955	$32,233
Depreciation and amortization	2,798	9	$2,807
Total assets	3,288,849	214	$3,289,063
Goodwill	85,048	—	$85,048
Capital expenditures	833	—	$833

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the nine months ended September 30, 2022 and 2021 is shown in the following table (dollars in thousands):

	2022	2021
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$35,437	$38,349
Interest-bearing deposits in other banks	59,541	476,002
Cash and Cash Equivalents	$94,978	$514,351

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,160	$4,715
Income taxes	1,482	2,312
Noncash investing and financing activities:
Net unrealized losses on securities available for sale	(71,381)	(6,657)
Net unrealized gains on cash flow hedges	4,298	1,603

Note 15 – Accumulated Other Comprehensive Income (Loss)

There were no re-classifications out of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2022 or 2021. Changes in each component of AOCI for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2021	$4,430	$(2,761)	$(1,637)	$32

Net unrealized losses on securities available for sale, net of tax, $(474)	(1,717)	—	—	(1,717)

Net unrealized gains on cash flow hedges, net of tax, $49	—	181	—	181

Balance at September 30, 2021	$2,713	$(2,580)	$(1,637)	$(1,504)

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

Net unrealized losses on securities available for sale, net of tax, $(5,448)	(19,786)	—	—	(19,786)

Net unrealized gains on cash flow hedges, net of tax, $306	—	1,153	—	1,153

Balance at September 30, 2022	$(57,672)	$1,183	$(1,162)	$(57,651)

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437

Net unrealized losses on securities available for sale, net of tax, $(1,450)	(5,207)	—	—	(5,207)

Net unrealized gains on cash flow hedges, net of tax, $337	—	1,266	—	1,266

Balance at September 30, 2021	$2,713	$(2,580)	$(1,637)	$(1,504)

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(15,410)	(55,971)	—	—	(55,971)

Net unrealized gains on cash flow hedges, net of tax, $902	—	3,395	—	3,395

Balance at September 30, 2022	$(57,672)	$1,183	$(1,162)	$(57,651)

Note 16 – Subsequent Events

The Company previously maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service. The Company froze its pension plan to new participants and converted it to a cash balance plan effective December 31, 2009. At the October 18, 2022 meeting of the Board of Directors, the Company approved the termination of its defined benefit pension plan effective December 31, 2022.

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, may affect the operations, performance, business strategy, and results of the Company. Those factors include, but are not limited to, the following:

•	the impact of a resurgence of the COVID-19 virus;
•	financial market volatility, including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
•	the adequacy of the level of the Company's allowance for loan losses, the amount of loan loss provisions required in future periods, and the failure of assumptions underlying the allowance for loan losses;
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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) acquired loans with specific credit-related deterioration, and (3) goodwill and intangible assets. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2021.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value annually at June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The annual evaluation at June 30, 2022 concluded that no impairment existed. No indicators of impairment were identified during the nine months ended September 30, 2022 or 2021.

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

RESULTS OF OPERATIONS

Executive Overview

Third quarter 2022 financial highlights include the following:

•	Earnings produced a return on average assets (annualized) of 1.17% for the third quarter of 2022, compared to 0.99% in the previous quarter and 1.27% for the third quarter of 2021.

•	Net interest income increased $2.5 million, or 11.7%, when compared to the previous quarter, and increased $914 thousand, or 4.0%, when compared to the same quarter of 2021.

•	Fully taxable equivalent net interest margin was 3.20% for the quarter, up from 2.76% in the previous quarter and 3.09% in the same quarter of the prior year.*

•	Noninterest revenues decreased $77 thousand, or 1.6%, when compared to the previous quarter, and decreased $363 thousand, or 7.1%, compared to the same quarter in the prior year.

•	Noninterest expense increased $993 thousand, or 6.4%, when compared to the previous quarter, and increased $1.6 million, or 10.8%, when compared to the same quarter in the prior year.

•	The Company recognized a provision for loan losses in the third quarter of 2022 of $615 thousand compared to of $581 thousand in the second quarter of 2022 and $482 thousand in the third quarter of 2021. Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.01%) for the third quarter of 2022, compared to 0.01% in the previous quarter and (0.01%) in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.05% at September 30, 2022, and at June 30, 2022, down from 0.06% at September 30, 2021.

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

Three months ended September 30, 2022 and 2021

Net interest income on a taxable equivalent basis was $24.0 million, an increase of $2.5 million, or 11.7%, from the second quarter of 2022 and an increase of $914 thousand compared to $23.1 million for the same quarter of 2021. The increase from the same quarter in 2021 is attributable to the higher rate environment and asset mix changes partially offset by substantially more PPP related income in 2021. PPP loans had a net balance of $95 thousand at September 30, 2022, compared to $37.2 million at September 30, 2021. Total net PPP fees recognized in net interest income during the third quarter of 2022 were less than $1 thousand, compared to $2.4 million for the same period of 2021. Average loan balances for the 2022 quarter were up $144.7 million, or 7.5%, over the 2021 quarter reflecting core loan growth in the 2022 quarter. Loan yields for the quarter were 48 basis points lower than the 2021 quarter.

For the third quarter of 2022, the Company's yield on interest-earning assets was 3.35%, compared to 3.25% for the third quarter of 2021. The cost of interest-bearing liabilities was 0.26% for the 2022 quarter compared to 0.25% for the 2021 quarter. The interest rate spread was 3.09% for the 2022 quarter compared to 3.00% for the 2021 quarter. The net interest margin, on a fully taxable equivalent basis, was 3.20% for the 2022 quarter compared to 3.09% for the 2021 quarter, an increase of 11 basis points. The increase in net interest margin in 2022 compared to the 2021 quarter was driven by the higher rate environment and asset mix changes in 2022 partially offset by substantially more PPP related income in the 2021 quarter.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2022 and 2021. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$287,785	$325,692	$2,877	$5,185	3.97%	6.32%
Real estate	1,773,694	1,590,858	18,207	16,702	4.11	4.20
Consumer	6,524	6,731	107	125	6.51	7.37
Total loans	2,068,003	1,923,281	21,191	22,012	4.09	4.57

Securities:
U.S. Treasury	152,158	53,347	350	139	0.92	1.04
Federal agencies and GSEs	111,804	90,876	369	265	1.32	1.17
Mortgage-backed and CMOs	354,296	335,940	1,435	1,091	1.62	1.30
State and municipal	70,528	62,883	365	320	2.07	2.04
Other securities	39,749	26,462	401	311	4.04	4.70
Total securities	728,535	569,508	2,920	2,126	1.60	1.49

Deposits in other banks	208,754	496,872	1,099	201	2.09	0.16

Total interest-earning assets	3,005,292	2,989,661	25,210	24,339	3.35	3.25

Non-earning assets	165,036	209,853

Total assets	$3,170,328	$3,199,514

Deposits:
Demand	$522,021	$481,032	34	38	0.03	0.03
Money market	668,970	713,846	348	166	0.21	0.09
Savings	281,369	247,536	20	6	0.03	0.01
Time	251,571	375,181	339	571	0.53	0.60
Total deposits	1,723,931	1,817,595	741	781	0.17	0.17

Customer repurchase agreements	18,719	29,681	11	3	0.23	0.04
Long-term borrowings	28,293	28,192	392	400	5.54	5.68
Total interest-bearing liabilities	1,770,943	1,875,468	1,144	1,184	0.26	0.25

Noninterest-bearing demand deposits	1,051,585	950,673
Other liabilities	17,482	21,727
Shareholders' equity	330,318	351,646
Total liabilities and shareholders' equity	$3,170,328	$3,199,514

Interest rate spread					3.09%	3.00%
Net interest margin					3.20%	3.09%

Net interest income (taxable equivalent basis)			24,066	23,155
Less: Taxable equivalent adjustment			59	62
Net interest income			$24,007	$23,093

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30,
	2022 vs. 2021
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$(2,308)	$(1,758)	$(550)
Real estate	1,505	(379)	1,884
Consumer	(18)	(14)	(4)
Total loans	(821)	(2,151)	1,330
Securities:
U.S. Treasury	211	(18)	229
Federal agencies and GSEs	104	38	66
Mortgage-backed and CMOs	344	282	62
State and municipal	45	6	39
Other securities	90	(49)	139
Total securities	794	259	535
Deposits in other banks	898	1,079	(181)
Total interest income	871	(813)	1,684

Interest expense
Deposits:
Demand	(4)	(7)	3
Money market	182	193	(11)
Savings	14	13	1
Time	(232)	(60)	(172)
Total deposits	(40)	139	(179)
Customer repurchase agreements	8	9	(1)
Long-term borrowings	(8)	(9)	1
Total interest expense	(40)	139	(179)
Net interest income (taxable equivalent basis)	$911	$(952)	$1,863

Nine months ended September 30, 2022 and 2021

Net interest income on a taxable equivalent basis was $66.0 million, a decrease of $1.4 million, or 2.0%, for the nine months ended September 30, 2022 compared to $67.3 million for the same period of 2021. The decrease in net interest income from the same period in the prior year was attributable to decreased accretion and net fee income associated with PPP loans in 2021 partially offset by increased rates as a result of multiple rate increases in the 2022 period. Average loan balances for the 2022 period were up $48.1 million, or 2.5%, over the 2021 period. PPP loans had a net balance of $95 thousand at September 30, 2022, compared to $37.2 million at September 30, 2021. Total net PPP fees recognized in net interest income during the nine month period of 2022 was less than $1 thousand, compared to $2.4 million for the same period of 2021. Loan yields for the period were 52 basis points lower than the 2021 period.

For the nine months ended September 30, 2022, the Company's yield on interest-earning assets was 3.00%, compared to 3.30% for the prior year period. The cost of interest-bearing liabilities was 0.22% for the 2022 period compared to 0.32% for the 2021 period. The interest rate spread was 2.78% for the 2022 period compared to 2.98% for the 2021 period. The net interest margin, on a fully taxable equivalent basis, was 2.86% for the 2022 period compared to 3.10% for the 2021 period, a decrease of 24 basis points. The decrease in net interest margin was driven by decreased accretion income and PPP related income in 2021 partially offset by higher interest income due to rate increases in 2022.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2022 and 2021. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Average Balance		Income/Expense		Yield/Rate
Loans:
Commercial	$288,968	$393,571	$7,982	$15,433	3.69%	5.24%
Real estate	1,721,403	1,568,055	50,823	49,642	3.94	4.22
Consumer	6,532	7,139	317	364	6.49	6.82
Total loans	2,016,903	1,968,765	59,122	65,439	3.91	4.43

Securities:
U.S. Treasury	150,483	36,969	1,021	265	0.90	0.96
Federal agencies and GSEs	108,050	99,595	985	867	1.22	1.16
Mortgage-backed and CMOs	358,739	292,207	3,922	3,025	1.46	1.38
State and municipal	68,752	61,210	1,038	958	2.01	2.09
Other securities	36,001	24,175	1,100	900	4.07	4.96
Total securities	722,025	514,156	8,066	6,015	1.49	1.56

Deposits in other banks	344,887	422,111	2,076	375	0.80	0.12

Total interest-earning assets	3,083,815	2,905,032	69,264	71,829	3.00	3.30

Non-earning assets	176,821	210,651

Total assets	$3,260,636	$3,115,683

Deposits:
Demand	$531,301	$466,999	107	116	0.03	0.03
Money market	721,697	700,027	673	657	0.12	0.13
Savings	273,858	238,349	35	19	0.02	0.01
Time	290,725	367,979	1,141	2,198	0.52	0.80
Total deposits	1,817,581	1,773,354	1,956	2,990	0.14	0.23

Customer repurchase agreements	31,858	36,954	26	19	0.11	0.07
Long-term borrowings	28,268	33,111	1,156	1,352	5.45	5.44
Total interest-bearing liabilities	1,877,707	1,843,419	3,138	4,361	0.22	0.32

Noninterest-bearing demand deposits	1,027,942	903,296
Other liabilities	17,354	22,238
Shareholders' equity	337,633	346,730
Total liabilities and shareholders' equity	$3,260,636	$3,115,683

Interest rate spread					2.78%	2.98%
Net interest margin					2.86%	3.10%

Net interest income (taxable equivalent basis)			66,126	67,468
Less: Taxable equivalent adjustment			176	181
Net interest income			$65,950	$67,287

Changes in Net Interest Income (Rate/Volume Analysis)

(in thousands)

	Nine Months Ended September 30,
	2022 vs. 2021
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$(7,451)	$(3,923)	$(3,528)
Real estate	1,181	(3,480)	4,661
Consumer	(47)	(17)	(30)
Total loans	(6,317)	(7,420)	1,103
Securities:
U.S. Treasury	756	(15)	771
Federal agencies and GSEs	118	42	76
Mortgage-backed and CMOs	897	177	720
State and municipal	80	(35)	115
Other securities	200	(183)	383
Total securities	2,051	(14)	2,065
Deposits in other banks	1,701	1,782	(81)
Total interest income	(2,565)	(5,652)	3,087

Interest expense
Deposits:
Demand	(9)	(24)	15
Money market	16	(4)	20
Savings	16	13	3
Time	(1,057)	(656)	(401)
Total deposits	(1,034)	(671)	(363)
Customer repurchase agreements	7	10	(3)
Long-term borrowings	(196)	2	(198)
Total interest expense	(1,223)	(659)	(564)
Net interest income (taxable equivalent basis)	$(1,342)	$(4,993)	$3,651

Noninterest Income

Three months ended September 30, 2022 and 2021

For the quarter ended September 30, 2022, noninterest income decreased $363 thousand, or 7.1%, compared to the comparable 2021 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$1,603	$1,576	$27	1.7%
Service charges on deposit accounts	681	664	17	2.6
Interchange fees	1,013	958	55	5.7
Other fees and commissions	233	189	44	23.3
Mortgage banking income	388	989	(601)	(60.8)
Income from Small Business Investment Companies	501	491	10	2.0
Income from insurance investments	100	132	(32)	(24.2)
Losses on premises and equipment, net	(2)	(107)	105	98.1
Other	243	231	12	5.2
Total noninterest income	$4,760	$5,123	$(363)	(7.1)

 Mortgage banking income decreased $601 thousand in the 2022 quarter compared to the 2021 quarter reflecting decreased demand for new home purchases or refinancing in an increasing rate environment. Losses on premises and equipment, net decreased by $105 thousand in the 2022 quarter compared to the 2021 quarter. The Company recognized a loss of $105 thousand in the 2021 quarter from the sale of a building acquired in the HomeTown Bankshares Corporation ('HomeTown") acquisition.

Nine months ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, noninterest income decreased $990 thousand, or 6.1%, compared to the comparable 2021 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$4,999	$4,490	$509	11.3%
Service charges on deposit accounts	2,079	1,916	163	8.5
Interchange fees	2,990	3,025	(35)	(1.2)
Other fees and commissions	699	619	80	12.9
Mortgage banking income	1,490	3,449	(1,959)	(56.8)
Income from Small Business Investment Companies	1,672	1,510	162	10.7
Income from insurance investments	644	1,062	(418)	(39.4)
Losses on premises and equipment, net	(82)	(588)	506	86.1
Other	706	704	2	0.3
Total noninterest income	$15,197	$16,187	$(990)	(6.1)

Wealth management income increased $509 thousand for the nine months ended September 30, 2022 compared to the same period in 2021 the result of growth in clients and a $200 thousand non-recurring estate settlement fee. Mortgage banking income decreased $2.0 million in the 2022 period compared to the 2021 period due to decreased demand in a significantly higher rate environment in 2022. Income from insurance investments decreased $418 thousand as the Company received lower distributions during the nine months ended September 30, 2022 compared to the same period in 2021. The 2021 period recorded a loss on the sale of property from the HomeTown acquisition of $543 thousand.

Noninterest Expense

Three months ended September 30, 2022 and 2021

For the three months ended September 30, 2022, noninterest expense increased $1.6 million, or 10.8%, compared to the same quarter of 2021. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$9,618	$8,185	$1,433	17.5%
Occupancy and equipment	1,514	1,513	1	0.1
FDIC assessment	227	194	33	17.0
Bank franchise tax	488	440	48	10.9
Core deposit intangible amortization	310	361	(51)	(14.1)
Data processing	818	748	70	9.4
Software	362	344	18	5.2
Other real estate owned, net	3	21	(18)	(85.7)
Other	3,108	3,037	71	2.3
Total noninterest expense	$16,448	$14,843	$1,605	10.8

The increase in salary and employee benefits accounted for the majority of the change comparing the three months of 2022 to 2021, increasing $1.4 million in the 2022 quarter as compared to the 2021 quarter. The 2022 quarter reflected a lower staff vacancy rate, and increased incentive accruals.

Nine months ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, noninterest expense increased $3.7 million, or 8.5%, compared to the same period of 2021. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$26,936	$23,881	$3,055	12.8%
Occupancy and equipment	4,576	4,548	28	0.6
FDIC assessment	694	644	50	7.8
Bank franchise tax	1,452	1,321	131	9.9
Core deposit intangible amortization	960	1,113	(153)	(13.7)
Data processing	2,446	2,224	222	10.0
Software	1,088	1,011	77	7.6
Other real estate owned, net	4	148	(144)	(97.3)
Other	9,096	8,655	441	5.1
Total noninterest expense	$47,252	$43,545	$3,707	8.5

Salaries and employee benefits increased $3.1 million in the 2022 period as compared to the 2021 period. The 2022 period reflected increases for reduced vacancy rates and increased accruals for incentives. Other real estate owned ("OREO"), net decreased $144 thousand from the same period of 2021, where a loss on the sale of OREO of $111 thousand was recognized. The increase in other expenses in the 2022 period compared to the 2021 period was primarily attributable to annual vendor price increases for operational expenses, data processing and additional costs associated with investments in technology.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of OREO and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2022 quarter was 55.98% compared to 51.02% for the 2021 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Efficiency Ratio
Noninterest expense	$16,448	$14,843	$47,252	$43,545
Subtract: loss on sale of OREO, net of write-downs	—	—	—	(111)
Subtract: core deposit intangible amortization	(310)	(361)	(960)	(1,113)
	$16,138	$14,482	$46,292	$42,321

Net interest income	$24,007	$23,093	$65,950	$67,287
Tax equivalent adjustment	59	62	176	181
Noninterest income	4,760	5,123	15,197	16,187
Add: loss on fixed assets	2	107	82	588
	$28,828	$28,385	$81,405	$84,243

Efficiency ratio	55.98%	51.02%	56.87%	50.24%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$21,191	$22,012	$59,122	$65,439
Interest income - investments and other	4,019	2,327	10,142	6,390
Interest expense - deposits	(741)	(781)	(1,956)	(2,990)
Interest expense - customer repurchase agreements	(11)	(3)	(26)	(19)
Interest expense - long-term borrowings	(392)	(400)	(1,156)	(1,352)
Total net interest income	$24,066	$23,155	$66,126	$67,468
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(31)	$(38)	$(98)	$(105)
Tax benefit realized on non-taxable interest income - municipal securities	(28)	(24)	(78)	(76)
GAAP measures net interest income	$24,007	$23,093	$65,950	$67,287

Income Taxes

The effective tax rate for the third quarter of 2022 was 20.92% compared to 21.05% for the third quarter of 2021. The effective tax rate is ordinarily lower than the statutory rate of 21% due to the benefit of tax-exempt interest, tax-exempt changes in the cash surrender value of bank owned life insurance and excess tax benefits recognized on the exercise of stock options and vesting of restricted stock. However, it can be more than the statutory rate due to the presence of state taxes, changes in pre-tax earnings and the levels of permanent tax differences.

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the three and nine months ended September 30, 2022 and 2021, as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Deposit	Borrowings
	Accretion	Accretion	Amortization	Total
For the three months ended September 30, 2022	$468	$12	$(26)	$454
For the three months ended September 30, 2021	1,332	18	(25)	1,325

For the nine months ended September 30, 2022	1,381	40	(76)	1,345
For the nine months ended September 30, 2021	3,163	61	(76)	3,148

For the remaining three months of 2022 (estimated)	222	11	(25)	208
For the years ending (estimated):
2023	815	31	(101)	745
2024	550	5	(101)	454
2025	419	2	(101)	320
2026	314	2	(101)	215
Thereafter (estimated)	893	2	(621)	274

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation has been consistently modest over the past several years but has substantially increased during the nine months of 2022. Management is closely monitoring noninterest expenses as a result of current inflation trends to implement cost measures, as applicable.

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

The available for sale securities portfolio was $641.9 million at September 30, 2022, compared to $692.5 million at December 31, 2021, a decrease of $50.6 million, or 7.3%. At September 30, 2022, the available for sale portfolio had an amortized cost of $715.4 million, resulting in a net unrealized loss of $73.5 million. At December 31, 2021, the available for sale portfolio had an amortized cost of $694.6 million, resulting in a net unrealized loss of $2.2 million. The increase in the net unrealized loss was the direct result of a substantial rise in market rates during the period. The yield on a 3-year U.S. Treasury Note, for instance, was 327 basis points higher at September 30, 2022 relative to December 31, 2021.

The Company did not sell any securities during the nine months ended September 30, 2022, or nine months ended September 30, 2021. The Company has other sources of liquidity and therefore intends to hold the available for sale securities until maturity. The Company has established a line of credit of $60 million with a correspondent bank, has access the federal reserve discount borrowing window, and $800 million to borrow against at the FHLB.

The Company is cognizant of the recent volatility in market interest rates and has elected to execute an asset liability strategy of purchasing high quality securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. At September 30, 2022, the commercial real estate portfolio included concentrations of $87 million, $52 million and $212 million in hotel, restaurants, and retail loans, respectively. These concentrations total 16.6% of total loans, excluding loans in process.

Total loans were $2.1 billion at September 30, 2022, compared to $1.9 billion at December 31, 2021, an increase of $172.8 million, or 8.9%. At September 30, 2022, net PPP loans, which are in the commercial loan category, totaled $95 thousand compared to $12.2 million at December 31, 2021.

Average loans, including loans held for sale, were $2.1 billion and $1.9 billion for the third quarter of 2022 and 2021, respectively, an increase of $144.7 million, or 7.5%.

Loans held for sale totaled $2.9 million at September 30, 2022 and $8.5 million at December 31, 2021. Secondary loan production volume was $55.8 million for the nine month period ended September 30, 2022 and $113.7 million for the same period of 2021. These loans were approximately 75% purchase and 25% refinancing for the quarter ended September 30, 2022, and 35% purchase and 65% refinance for the year ended December 31, 2021.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of September 30, 2022
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$15,861	$160,644	$27,493	$6,502	$210,500
Commercial real estate - owner occupied	39,863	232,503	149,575	1,737	423,678
Commercial real estate - non-owner occupied	42,859	464,658	219,941	37,505	764,963
Residential real estate	20,176	147,595	133,747	22,950	324,468
Home equity	4,452	27,470	61,737	—	93,659
Total real estate	123,211	1,032,870	592,493	68,694	1,817,268

Commercial and industrial	52,266	152,076	88,197	3,002	295,541
Consumer	583	3,743	351	1,929	6,606

Total loans, net of deferred fees and costs	$176,060	$1,188,689	$681,041	$73,625	$2,119,415

Interest rate sensitivity:
Fixed interest rates	$136,115	$1,024,982	$484,532	$38,036	$1,683,665
Floating or adjustable rates	40,206	163,706	196,509	35,329	435,750

Total loans, gross	$176,321	$1,188,688	$681,041	$73,365	$2,119,415

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At September 30, 2022, the ALLL was $19.2 million compared to $18.7 million at December 31, 2021. The ALLL as a percentage of total loans at such dates was 0.91% and 0.96%, respectively. Management will continue to evaluate the adequacy of the Company's ALLL.

The Company recognized a provision of $615 thousand in the third quarter of 2022 compared to $482 thousand in the same quarter of 2021. The provision expense for the third quarter of 2022 was a function of continued loan growth during the period. The increased provision expense as compared to the same quarter in 2021 was also associated with downward adjustments in qualitative factors during the previous period as the economy improved. Net recoveries for the three months ended September 30, 2022 were $69 thousand compared to $51 thousand for the same 2021 period.

As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 0.92% at September 30, 2022, compared to 1.01% at December 31, 2021. On a dollar basis, the reserve was $18.4 million at September 30, 2022, compared to $18.0 million at December 31, 2021. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 4.48% at September 30, 2022, compared to 0.30% at December 31, 2021. On a dollar basis, the reserve was $217 thousand at September 30, 2022 compared to $7 thousand at December 31, 2021. The increase in the reserve was related to one loan relationship.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $616 thousand at September 30, 2022 compared to $667 thousand at December 31, 2021. This is the only portion of the reserve related to purchased credit impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Provision for (recovery of) loan losses	60	487	(313)	(48)	200	52	438
Charge-offs	(78)	—	—	—	(5)	(102)	(185)
Recoveries	103	—	19	3	37	96	258
Balance at September 30, 2022	$2,753	$1,884	$3,670	$7,096	$3,690	$96	$19,189

Average Loans	235,415	171,548	428,382	773,457	397,571	6,532	2,012,905
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.01)%	(0.00)%	(0.01)%	0.12%	(0.00)%

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
(Recovery of) provision for loan losses	(440)	(551)	166	259	(281)	(23)	(870)
Charge-offs	—	—	(3)	—	(17)	(50)	(70)
Recoveries	27	—	6	6	71	57	167
Balance at September 30, 2021	$2,960	$1,376	$4,509	$7,891	$3,840	$54	$20,630

Average Loans	354,711	143,764	390,718	689,838	370,282	7,139	1,956,452
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.00)%	(0.00)%	(0.02)%	(0.13)%	(0.01)%

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2022	December 31, 2021
Allowance to loans (1)	0.91%	0.96%
ASC 450 (FAS 5) ALLL to ASC 450 loans	0.92	1.01
Net recoveries to allowance (2)	(0.51)	(0.54)
Net recoveries to average loans (2)	(0.00)	(0.01)
Nonperforming assets to total assets	0.05	0.07
Nonperforming loans to loans	0.06	0.11
Provision (recoveries) to net charge-offs (2)	(600.00)	2,825.00
Recovery of provision to average loans (2)	0.03	(0.14)
Allowance to nonperforming loans	1,614.00	841.00

__________________________

(1) - Excluding PPP loans, 0.91% at September 30, 2022 and 0.97% at December 31, 2021

(2) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.06% at September 30, 2022 and 0.11% at December 31, 2021. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.05% and 0.07% of total assets at September 30, 2022 and December 31, 2021, respectively. The decrease in nonperforming assets resulted from a decrease of $835 thousand in nonperforming loans.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total impaired loans, exclusive of purchased credit impaired loans, at September 30, 2022 and December 31, 2021 were $4.8 million and $2.2 million, respectively.

Troubled Debt Restructurings

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $4.0 million in TDRs at September 30, 2022 and $1.7 million at December 31, 2021.

Other Real Estate Owned

OREO was $143 thousand at September 30, 2022 and December 31, 2021. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.7 billion at September 30, 2022 and $2.9 billion at December 31, 2021.

Average interest-bearing deposits were $1.7 billion for the third quarter of 2022, compared to $1.8 billion for the third quarter of 2021, a decrease of $93.7 million, or 5.2%. Average noninterest-bearing deposits for the 2022 quarter were $1.1 billion, compared to $951 million for the 2021 quarter, an increase of $100.9 million, or 10.6%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the third quarter of 2022 and the third quarter of 2021 was 0.17%.

Certificates of Deposit over $250,000

At September 30, 2022, certificates of deposit that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit held by the Company were $65.9 million, and were $153.2 million at December 31, 2021. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at September 30, 2022 (dollars in thousands):

September 30, 2022
3 months or less	$15,148
Over 3 through 6 months	5,923
Over 6 through 12 months	13,246
Over 12 months	31,602
Total	$65,919

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.0 billion at September 30, 2022 and approximately $1.2 billion December 31, 2021. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $313 million at September 30, 2022 compared to $355 million at December 31, 2021, a decrease of $41.4 million, or 11.7%. The Company's tangible common equity at September 30, 2022 was 7.59% compared to December 31, 2021 of 8.17%. This decrease is attributable to an increase in net unrealized losses in the available for sale portfolio which increased $71.4 million from December 31, 2021.

The Company paid cash dividends of $0.84 per share during the nine months of 2022 while the aggregate diluted earnings per share for the same period was $2.47.

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2022 and December 31, 2021. Management believes, as of September 30, 2022, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2022		Percentage At December 31, 2021
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.80%	12.69%	12.43%	13.15%
Tier 1 capital ratio	12.98	12.69	13.73	13.15
Total capital ratio	13.80	13.51	14.61	14.03

Leverage Capital Ratio:

Tier 1 leverage ratio	9.92	9.70	9.13	8.76

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $13 million of the Company's common stock through December 31, 2022.

 The Company repurchased 60,104 shares at an average cost of $34.26 per share, for a total of $2.1 million, in the third quarter of 2022. During the nine month period ended September 30, 2022, the Company repurchased 203,719 shares at an average cost of $36.26 per share, for a total cost of $7.4 million. In the nine month period ended September 30, 2021, the Company repurchased 247,999 shares at an average cost of $32.84 per share, for a total cost of $8.1 million.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. The Company had $170.0 million and $275.0 million outstanding in letters of credit at September 30, 2022 and December 31, 2021, respectively. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60.0 million and has access to the Federal Reserve Bank of Richmond's discount window.

The Company has a relationship with IntraFi Promontory Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under EGRRCPA, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. Deposits through IntraFi's program as of September 30, 2022 and December 31, 2021, were $0 and $550 thousand, respectively.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at September 30, 2022 and at December 31, 2021 were as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Commitments to extend credit	$631,701	$654,436
Standby letters of credit	12,577	10,201
Mortgage loan rate-lock commitments	4,099	10,891

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2022 is asset sensitive. Management expects that the general direction of short-term market interest rates will be increasing in the near term due to the anticipated continuation of monetary policy tightening actions of the Federal Reserve, but the outlook is less certain for longer-term rates during the remainder of 2022 and beyond.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2022 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	September 30, 2022
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$4,644	4.6%
Up 3.00%	3,491	3.5
Up 2.00%	2,375	2.4
Up 1.00%	1,270	1.3
Flat	—	—
Down 1.00%	(3,619)	(3.6)
Down 2.00%	(8,914)	(8.8)
Down 3.00%	(14,679)	(14.6)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2022 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	September 30, 2022
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$628,324	$148,202	30.9%
Up 3.00%	600,772	120,650	25.1
Up 2.00%	568,000	87,878	18.3
Up 1.00%	528,308	48,186	10.0
Flat	480,122	—	—
Down 1.00%	410,207	(69,915)	(14.6)
Down 2.00%	323,799	(156,323)	(32.6)
Down 3.00%	233,178	(246,944)	(51.4)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Shares of the Company's common stock were repurchased during the three months ended September 30, 2022 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $5.6 million of the Company's common stock as of September 30, 2022.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in 000's)

July 31, 2022	5,400	$35.21	5,400	$7,482
August 31, 2022	30,201	35.15	30,201	$6,366
September 30, 2022	24,503	32.95	24,503	$5,613
Total	60,104	$34.26	60,104

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 8, 2022		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - November 8, 2022		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 8, 2022		(principal accounting officer)