Form 10-K
period 2022-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2023-03-14
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022, based on the closing price, was $321,204,000.

The number of shares of the registrant's common stock outstanding on March 8, 2023 was 10,635,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 16, 2023, are incorporated by reference into Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders. The information required by Item 401 of Regulation S-K on executive officers is disclosed under Item 1 - Business.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Election of Directors – Board of Directors and Committees," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders.

PART I

Forward-Looking Statements

Certain statements in this Form 10-K of American National Bankshares, Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding anticipated changes in the interest rate environment, future economic conditions and the impacts of current economic uncertainties, and projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," "intend," "will," "may," "view," "seek to," "opportunity," "potential," "continue," "confidence" or words of similar meaning, or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•	the level of inflation;
•	financial market volatility including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;
•	the ability to recruit and retain key personnel;
•	cybersecurity threats or attacks, the implementation of new technologies, and the ability to develop and maintain reliable and secure electronic systems;
•	the effects of climate change, natural disasters, and extreme weather events;
•

geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts of threats or terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;

•	the impact of health emergencies, epidemics or pandemics, including the COVID-19 pandemic;
•	risks related to environmental, social and governance ("ESG") practices; and
•	risks associated with mergers, acquisitions, and other expansion activities.

More information on risk factors that could affect our forward-looking statements is included under the section entitled "Risk Factors" set forth herein. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, all forward- looking statements made in this Form 10-K are expressly qualified by the cautionary statements contained in this Form 10-K, and undue reliance should not be placed on such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our businesses or operations. Forward-looking statements speak only as of the date they are made. We do not intend or assume any obligation to update, revise or clarify any forward- looking statements that may be made from time to time by or on behalf of the Company, whether as a result of new information, future events or otherwise.

ITEM 1 – BUSINESS

Overview

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

As of December 31, 2022, the operations of the Company were conducted at 26 banking offices in south central Virginia and north central North Carolina. Through these offices, the Company serves its primary market area of south central Virginia, the New River Valley and Roanoke, Virginia, and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through 34 Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."

The Company has two reportable segments, (i) community banking and (ii) wealth management. For more financial data and other information about each of the Company's operating segments, refer to "Note 21 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Human Capital Resources

Profile

At December 31, 2022, the Company employed 343 full-time persons and 44 part-time persons. None of our employees are represented by a union or covered under a collective bargaining agreement. In the opinion of the management of the Company, relations with employees of the Company and the Bank are good.

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

Corporate Culture

The Company believes that as a regional community bank it is only as strong as the communities it serves, and has established core values to guide the organization. We are relationship focused establishing trust by respecting others and doing the right thing. We work together as a team and value diverse perspectives that help move us forward together. We fulfill commitments through responsive communication and service to and with our employees, shareholders and customers. We strive to embrace change as it comes and to continually work to be better. We work to be genuine in both words and actions. The Company has worked to utilize technology to allow for more digital transactions for our customers and more options for remote work and virtual meetings. We work with local organizations to provide financial education to the communities we serve and support various not-for-profit organizations. During the pandemic, we were ardent participants in the Paycheck Protection Program ("PPP"), assisting small businesses, their employees and their communities.

Compensation and Benefits

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

 100% of our employees were eligible for an incentive opportunity in 2022. Incentive plans include a mix of individual and corporate goals that are measurable and defined.

Diversity, Equity and Inclusion

We are committed to hiring diverse talent and fostering, cultivating and preserving a culture of a diversity, equity and inclusion. We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our teammates invest in their work represents a significant part of not only our culture, but our reputation and achievement. We strive to foster a culture and workplace that, among other things, is inclusive and welcoming, treats everyone with respect and dignity, promotes people on their merits, and promotes diversity of thoughts, ideas, perspective and values. Our Board believes that diversity contributes to the overall effectiveness of the Board and generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnicity, sexual orientation, education, age, work experience, professional skills, geographic location and other qualities or attributes that support diversity. We have a Diversity, Equity and Inclusion Committee which includes a cross-functional group of teammates from diverse backgrounds, that manages our efforts to create a more diverse, equitable, and inclusive workplace.

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

In addition, nonbank competitors are increasingly offering products and services that traditionally were only offered by banks. Many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that we do not provide.

The Company's primary market area is south central Virginia and north central North Carolina. The Company also has a significant presence in Roanoke, Virginia that increased substantially in connection with the acquisition of HomeTown Bankshares Corporation ("HomeTown") in 2019. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg, Martinsville, Roanoke, and Salem and in the counties of Campbell, Franklin, Halifax, Henry, Montgomery, Pittsylvania and Roanoke. In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane, Raleigh, Winston-Salem, and Yanceyville, which are within the counties of Alamance, Caswell, Forsyth, Guilford, and Wake.

Unemployment levels in each Virginia market the Company serves have remained low for the past twelve months. Based on Virginia Employment Commission data, the state's seasonally-adjusted unemployment rate was 3.0% as of December 31, 2022, compared to 3.3% at December 31, 2021 and continued to be below the national rate of 3.5% at December 31, 2022. North Carolina's unemployment rate was 3.9% as of December 31, 2022, compared to 4.1% at December 31, 2021 and slightly above the national rate of 3.5% at December 31, 2022.

Service sectors, financials, medical, manufacturing, construction, timber management and production, and technology related businesses have remained strong. Other important business industries include farming, tobacco and hemp processing and sales, and food processing. New businesses continue to move into the Company's Virginia and North Carolina footprints, which has been positive for economic growth.

The Company's market area in North Carolina includes larger metropolitan areas characterized by strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks and credit unions located in the market area, including many regional and national banks. The company has experienced strong loan growth in these markets, but has been more challenged in growing deposit market share.

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

American National Bank and Trust Company

American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System. As a national bank, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and is required to file various reports and additional information with the OCC. The OCC has primary supervisory and regulatory authority over the operations of the Bank. Because the Bank accepts insured deposits from the public, it is also subject to examination by the Federal Deposit Insurance Corporation ("FDIC").

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

 In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. In October 2022, the FDIC adopted a final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. In 2022 and 2021, the Company recorded expense of $903,000 and $864,000, respectively, for FDIC insurance premiums.

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

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.86% and 13.67%, respectively, as of December 31, 2022, thus exceeding the minimum requirements. The CET 1 ratio of the Company was 11.70% and the Bank was 12.57% as of December 31, 2022. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.57% and 13.38%, respectively, as of December 31, 2022, also exceeding the minimum requirements.

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

Immediately upon becoming "undercapitalized," a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. Management believes, as of December 31, 2022 and 2021, the Bank met the requirements for being classified as "well capitalized."

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed, and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or "clawback" of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, The Nasdaq Stock Market, LLC posted its initial rule filing with the SEC to implement this directive. The final rule will require us to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

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

Cybersecurity

The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, we could be subject to various regulatory actions and any remediation efforts may require us to devote significant resources

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

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

Tax Reform

As a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in 2020, the Company recognized a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger.

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

Executive Officers of the Company

The following table lists the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	62

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

Jeffrey W. Farrar	62

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

Edward C. Martin	49	Executive Vice President and Chief Administrative Officer of the Company and the Bank and President of Virginia Banking since August 2020. Executive Vice President and Chief Credit Officer of the Company from December 2019 until August 2020. Executive Vice President and Chief Credit Officer of the Bank from March 2017 until August 2020. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.
Rhonda P. Joyce	59	Executive Vice President and Co-Head of Banking: Commercial of the Bank since November 2021. Executive Vice President and Regional President of the Bank from September 2016 until November 2021. Senior Vice President and Market President since joining the Bank in connection with the MidCarolina Financial Corporation merger in July 2011.
Alexander Jung	54	Executive Vice President and Co-Head of Banking: Consumer & Financial Services of the Bank since November 2021. Senior Vice President and President of the North Carolina Market, Blue Ridge Bank, N.A. from September 2020 to October 2021. Various leadership roles in commercial, retail and mortgage banking at Branch Banking and Trust Company from March 1993 to December 2018.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer's audited financial statements conform with accounting principles generally accepted in the United States of America ("GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Company's financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The allowance for loan losses ("ALLL") may not be adequate to cover actual losses.

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

In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, could result in a change in the amount of the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio and a look forward of economic forecasts. The measure of the Company's ALLL is dependent on the adoption and interpretation of the new standard. The new standard may create more volatility. ASU 2016-13 was adopted on January 1, 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate. At December 31, 2022, the Company had approximately $2.2 billion in loans, of which approximately $1.9 billion (85.8%) were secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

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

Changes in the interest rate environment may reduce the Company's profits. It is expected that the Company will continue to realize income from the spread between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers.

Since the beginning of 2022, in response to elevated inflation, the Federal Open Market Committee ("FOMC") of the FRB has increased the target range for the federal funds rate by 425 basis points, to a range of 4.25% to 4.50% as of December 31, 2022, and further increased it to the current range of 4.50% to 4.75% in February 2023. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected in 2023. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely continue to rise, which is expected to positively impact our net interest income modestly but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

Inflation may have a negative impact on earnings.

Inflation has increased at the highest rate since the 1980s. Increased inflation translates to increased cost of goods and services, and labor costs. We may have to pay higher than normal wages to attract and retain employees, and incur additional operating costs. The FRB has increased the target range for the federal funds rate seven times over the course of 2022 to reduce inflation. Increased interest rates decrease demand for loans, increase the chance our customers will have difficulty paying back loans and increase demand for higher rates on deposits.

Transition away from the London Interbank Offered Rate ("LIBOR") to another benchmark rate could adversely affect our operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate ("SOFR") for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

We have an insignificant number of loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct business. Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, social engineering attacks targeting our employees and customers, malware intrusion or data corruption attempts, terrorist activities or identity theft. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's internet banking, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach of the Company's information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed. Further, to access the Company's products and services, its customers may use computers and mobile devices that are beyond the Company's security control systems. The occurrence of any failure, interruption or security breach of the Company's communications and information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability. Additionally, the Company outsources its data processing to a third-party. If the Company's third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company's ability to adequately process and account for customer transactions, which would significantly affect its business operations.

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

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired. If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations. The carrying value of goodwill was approximately $85.0 million at December 31, 2022.

The Company relies on other companies to provide key components of the Company's business infrastructure.

Third parties provide key components of the Company's business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third-parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cybersecurity breaches, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company's ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company's operations if those difficulties interface with the vendor's ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company's business operations.

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

In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, could result in a change in the amount of the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio and a look forward of economic forecasts. The measure of the Company's ALLL is dependent on the adoption and interpretation of the new standard. The new standard may create more volatility. ASU 2016-13 was adopted on January 1, 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to ESG practices may impose additional costs on the Company or expose it to new or additional risks.

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

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based on ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Views about ESG are diverse, dynamic, and rapidly changing, and if we were to fail to maintain appropriate ESG practices and disclosures or be subject to a low ESG score or rating, we could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those we choose to do business with and the public’s view of those customers. If we or our relationships with customers, service providers and suppliers were to become the subject of such negative publicity or low ESG scores or ratings, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be adversely impacted. Additionally, new government regulations could result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Investors also have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. Any such negative publicity regarding ESG, low ESG scores or ratings, or shifts in investing priorities may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if investors, shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.

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

The Company's business is directly impacted by economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company's control. A deterioration in economic conditions, whether caused by global, national or local events (including inflation, the COVID-19 pandemic, rising wages in a tight labor market, geopolitical instability and supply chain complications), especially within the Company's market area, could result in potentially negative material consequences such as the following, among others: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans. Each of these consequences may have a material adverse effect on the Company's financial condition and results of operations.

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

The economic impact of the COVID-19 pandemic and measures intended to reduce the spread of the virus could adversely affect our business, financial condition, and operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel. The COVID-19 pandemic and related adverse economic consequences could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

●	loan losses resulting from financial stress experienced by our customers;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	operational failures, disruptions, or inefficiencies due to changes in our normal business practices;
●	business disruptions experienced by our vendors and business partners in carrying out critical services that support our operations;
●	decreased demand for our products and services;
●	potential financial liability, loan losses, litigation costs, or reputational damage resulting from our origination of loans as a participating lender in the PPP; and
●	heightened levels of cybersecurity risks and payment fraud due to disruption brought about by the pandemic, remote work and increased online activity.

The extent to which the COVID-19 pandemic and related economic consequences impact our business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions. The impact of the removal of most pandemic related economic stimulus programs is also unknown. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect our business, liquidity, financial condition, and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2022, the Company maintained 26 banking offices that are used in the normal course of business. The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia. This building is owned by the Company and has three floors totaling approximately 27,000 square feet. The Company leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia as a result of the merger with HomeTown. This office serves as the Virginia banking headquarters. The Company leases an office at 703 Green Valley Road in Greensboro, North Carolina. This building serves as the head office for the Company's North Carolina banking headquarters.

The Company owns 22 other offices for a total of 23 owned buildings. There are no mortgages or liens against any of the properties owned by the Company. The Company operates 37 ATMs on owned or leased facilities. The Company leases five other offices for a total of seven leased office locations and leases one storage warehouse. Management believes that upon expiration of each of the Company's leases it will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2022, the Company had 4,029 shareholders of record.

The Company paid quarterly cash dividends of $0.28 per share for each of the first three quarters of 2022 and $0.30 per share for the fourth quarter of 2022. The Company's future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See "Part I, Item 1. Business - Supervision and Regulation - Dividends," for information on regulatory restrictions on dividends.

Stock Compensation Plans

The Company's 2018 Stock Incentive Plan was adopted by the Board of Directors of the Company on February 20, 2018 and approved by shareholders on May 15, 2018 at the Company's 2018 Annual Meeting of Shareholders. The plan and stock compensation in general are discussed in Note 13 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2022, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2022
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	4,150	$16.63	477,691
Equity compensation plans not approved by shareholders	—	—	—
Total	4,150	$16.63	477,691

Stock Repurchase Program

On January 20, 2022, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorized the repurchase of up to $13.0 million of the Company's common stock through December 31, 2022. Shares of the Company's common stock were repurchased during the three months ended December 31, 2022, as detailed below.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 31, 2022	602	$35.41	602	5,011
November 30, 2022	2,667	36.68	2,667	2,344
December 31, 2022	—	—	—	—
Total	3,269	$37.14	3,269

In 2022, the Company repurchased 206,978 shares at an average cost of $36.26 per share for a total cost of $7.5 million.

On January 26, 2023, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2023.

Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2022. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2017. The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
American National Bankshares Inc.	$100.00	$78.59	$109.28	$75.38	$111.84	$113.13
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
SNL Bank $1B-$5B	100.00	83.44	104.69	95.08	132.36	116.69

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

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting standard replaced the methodology described above and reflected in the calculations for the years ended December 31, 2022, 2021, and 2020. The incurred loss model was replaced with the current expected credit losses model, a methodology that requires consideration of reasonable and supportable information to estimate losses over the life of the loan.

Acquired Loans with Specific Credit-Related Deterioration

Acquired loans with specific credit deterioration are accounted for by the Company in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration since origination is identified, are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis on June 30 of each fiscal year. No indicators of impairment were noted for the years ended December 31, 2022, 2021 or 2020. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (x) gains or losses on securities and (y) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for 2022, 2021, and 2020 was 57.37%, 51.05%, and 52.80%, respectively. This ratio increased in 2022 as the benefits of PPP related items decreased. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Efficiency Ratio
Noninterest expense	$64,086	$59,008	$54,565
Add/subtract: gain/loss on sale OREO, net of writedowns	2	(111)	4
Subtract: core deposit intangible amortization	(1,260)	(1,464)	(1,637)
Adjusted noninterest expense	$62,828	$57,433	$52,932

Net interest income	$90,238	$90,391	$83,820
Tax equivalent adjustment	244	241	288
Noninterest income	18,807	21,031	16,843
Subtract: gain on securities	—	(35)	(814)
Add/subtract: loss/gain on sale of fixed assets	228	885	110
Adjusted revenues	$109,517	$112,513	$100,247

Efficiency ratio	57.37%	51.05%	52.80%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2022, 2021, and 2020. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$82,708	$87,181	$87,881
Interest income - investments and other	13,540	8,856	8,247
Interest expense - deposits	(3,553)	(3,645)	(9,729)
Interest expense - customer repurchase agreements	(26)	(22)	(259)
Interest expense - other short-term borrowings	(633)	—	—
Interest expense - long-term borrowings	(1,554)	(1,738)	(2,032)
Total net interest income	$90,482	$90,632	$84,108
Less non-GAAP measures:
Tax benefit realized on nontaxable interest income - loans	(139)	(141)	(181)
Tax benefit realized on nontaxable interest income - municipal securities	(105)	(100)	(107)
GAAP measures net interest income	$90,238	$90,391	$83,820

Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Year Ended December 31,
	2022	2021	2020
Return on Average Tangible Common Equity
Return on average common equity (GAAP basis)	10.36%	12.50%	9.12%
Impact of excluding average goodwill and other intangibles	4.20%	4.84%	4.07%
Return on average tangible common equity (non-GAAP)	14.56%	17.34%	13.19%

Tangible common equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2022	2021
Tangible Common Equity to Tangible Assets
Common equity to assets ratio (GAAP basis)	10.48%	10.64%
Impact of excluding goodwill and other intangibles	(2.66)%	(2.47)%
Tangible common equity to tangible assets ratio (non-GAAP)	7.82%	8.17%

The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2022	2021
Tangible Book Value Per Share
Book value per share (GAAP basis)	$30.27	$32.95
Impact of excluding goodwill and other intangibles	(8.33)	(8.33)
Tangible book value per share (non-GAAP)	$21.94	$24.62

RESULTS OF OPERATIONS

Executive Overview

The Company's 2022 financial highlights include the following:

•

Net income available to common shareholders was $34.4 million and diluted earnings per share was $3.23 for the year ended December 31, 2022, compared to net income of $43.5 million and diluted earnings per share of $4.00 for the year ended December 31, 2021.

•	Earnings produced a return on average tangible common equity of 14.56% for 2022, compared to 17.34% for 2021.*
•	Period end net loans grew $239.9 million or 12.3% in 2022 as compared to 2021.
•	Period-end deposits decreased $294.0 million or 10.2% as compared to 2021.
•	The 2022 provision for loan losses totaled $1.6 million, compared to a negative provision of ($2.8) million in the prior year.
•	Nonperforming assets as a percentage of total assets were 0.05% at December 31, 2022, down from 0.07% at December 31, 2021.
•	Net charge-offs to total average loans were 0.04% for 2022, compared to net recoveries to total net average loans of (0.01%) for 2021.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Income

Net income for 2022 was $34.4 million compared to $43.5 million for 2021, a decrease of $9.1 million or 20.9%. Basic and diluted earnings per share were $3.23 for 2022 compared to $4.00 for 2021. This net income produced for 2022 a return on average assets of 1.07%, a return on average common equity of 10.36%, and a return on average tangible common equity of 14.56%.

Net income for 2021 was $43.5 million compared to $30.0 million for 2020, an increase of $13.5 million or 44.9%. Basic earnings per share were $4.00 per share for 2021 compared to $2.74 for 2020. Diluted earnings per share were $4.00 for 2021 compared to $2.73 for 2020. This net income produced for 2021 a return on average assets of 1.37%, a return on average common equity of 12.50%, and a return on average tangible common equity of 17.34%.

The decrease in earnings in 2022 was the net result of provision expense of $1.6 million compared to a recovery of provision in 2021 of $2.8 million, a decrease of $2.5 million in mortgage banking income, and increased salaries and employee benefits expenses in 2022 compared to 2021. The increase in earnings in 2021 was primarily the result of the recovery of provision of $2.8 million in 2021 compared to the $8.9 million provision expense in 2020, reduced costs of deposits year over year and an additional $2.0 million of PPP net fees recognized in 2021 over 2020.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. Mergers, including the most recent 2019 acquisition of HomeTown, impacted net interest income positively for 2022, 2021, and 2020 through increased earning assets.

The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2022, 2021, and 2020. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.

Net interest income on a taxable equivalent basis decreased $150 thousand, or less than one percent, in 2022 from 2021, following an increase of $6.5 million, or 7.8%, in 2021 from 2020. The decrease in net interest income in 2022 was the net result of less PPP fee income in 2022, and higher short-term borrowings costs compared to 2021. Average interest-bearing deposit balances for 2022 were down $32.3 million, or 1.8%, from 2021. The cost of interest-bearing deposits remained constant at 20 basis points because the change in mix of interest-bearing deposits offset the general rise in interest rates during 2022. Increased volume of higher cost short-term borrowings increased the total cost of interest bearing liabilities.

Yields on loans were 4.02% in 2022 compared to 4.44% in 2021. Cost of interest-bearing liabilities was 0.31% in 2022 compared to 0.29% in 2021. Between 2022 and 2021, deposit rates for demand, money market, and savings accounts increased by 1, 13, and 3 basis points, respectively, while time deposits decreased by 17 basis points. The net interest margin was 2.97% for 2022, compared to 3.05% for 2021. The decrease in net interest margin was driven by increasing interest rates on both sides of the balance sheet and significantly less loan discount accretion compounded by a changing liquidity mix.

In March 2020, the FOMC, in response to the COVID-19 crisis, reduced the target federal funds rate by 1.50% taking the federal funds target rate down to 0.25% where it remained until March 2022, when rates began to rise. By the end of 2022, the FOMC had raised rates seven times for a cumulative total of 4.25% in response to higher inflation.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis

(dollars in thousands)

	Average Balance			Interest Income/Expense(1)			Average Yield/Rate
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Loans:
Commercial	$292,833	$372,538	$475,068	$11,448	$18,819	$17,768	3.91%	5.05%	3.74%
Real estate	1,755,982	1,584,856	1,531,195	70,837	67,887	69,525	4.03	4.28	4.54
Consumer	6,578	6,984	8,998	423	475	588	6.43	6.80	6.53
Total loans(2)	2,055,393	1,964,378	2,015,261	82,708	87,181	87,881	4.02	4.44	4.36

Securities:
U.S. Treasury	150,886	57,048	9,010	1,372	507	51	0.91	0.89	0.57
Federal agencies and GSEs	107,311	97,943	72,112	1,348	1,132	1,423	1.26	1.16	1.97
Mortgage-backed and CMOs	355,331	308,158	200,612	5,420	4,142	4,060	1.53	1.34	2.02
State and municipal	68,928	61,698	45,836	1,399	1,272	1,175	2.03	2.06	2.56
Other securities	37,545	24,707	20,382	1,510	1,205	1,098	4.02	4.88	5.39
Total securities	720,001	549,554	347,952	11,049	8,258	7,807	1.53	1.50	2.24

Deposits in other banks	267,381	453,867	188,700	2,491	598	440	0.93	0.13	0.23

Total interest earning assets	3,042,775	2,967,799	2,551,913	96,248	96,037	96,128	3.16	3.24	3.77

Nonearning assets	168,893	208,765	221,094

Total assets	$3,211,668	$3,176,564	$2,773,007

Deposits:
Demand	$522,043	$476,710	$386,790	202	152	344	0.04	0.03	0.09
Money market	688,631	710,948	574,510	1,648	758	2,634	0.24	0.11	0.46
Savings	273,788	243,123	198,313	102	26	117	0.04	0.01	0.06
Time	280,672	366,604	436,081	1,601	2,709	6,634	0.57	0.74	1.52
Total interest bearing deposits	1,765,134	1,797,385	1,595,694	3,553	3,645	9,729	0.20	0.20	0.61

Customer repurchase agreements	24,005	37,632	42,937	26	22	259	0.11	0.06	0.60
Other short-term borrowings	15,629	—	1	633	—	—	4.05	—	0.55
Long-term borrowings	28,280	31,878	35,586	1,554	1,738	2,032	5.50	5.45	5.71
Total interest bearing liabilities	1,833,048	1,866,895	1,674,218	5,766	5,405	12,020	0.31	0.29	0.72

Noninterest bearing demand deposits	1,028,871	939,186	746,659
Other liabilities	17,393	22,325	22,777
Shareholders' equity	332,356	348,158	329,353
Total liabilities and shareholders' equity	$3,211,668	$3,176,564	$2,773,007

Interest rate spread							2.85%	2.95%	3.05%
Net interest margin							2.97%	3.05%	3.30%

Net interest income (taxable equivalent basis)				90,482	90,632	84,108
Less: Taxable equivalent adjustment(3)				244	241	288
Net interest income				$90,238	$90,391	$83,820

______________________

(1) Interest income includes net accretion/amortization of acquired loan fair value adjustments and the net accretion/amortization of deferred loan fees/costs.

(2) Nonaccrual loans are included in the average balances.

(3) A tax rate of 21% in 2022, 2021, and 2020 was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

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

Changes in Net Interest Income (Rate / Volume Analysis)

	2022 vs. 2021			2021 vs. 2020
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(7,371)	$(3,787)	$(3,584)	$1,051	$5,398	$(4,347)
Real estate	2,950	(4,103)	7,053	(1,638)	(4,022)	2,384
Consumer	(52)	(25)	(27)	(113)	23	(136)
Total loans	(4,473)	(7,915)	3,442	(700)	1,399	(2,099)
Securities:
U.S. Treasury	865	12	853	456	44	412
Federal agencies and GSEs	216	103	113	(291)	(703)	412
Mortgage-backed and CMOs	1,278	598	680	82	(1,645)	1,727
State and municipal	127	(20)	147	97	(259)	356
Other securities	305	(239)	544	107	(111)	218
Total securities	2,791	454	2,337	451	(2,674)	3,125
Deposits in other banks	1,893	2,233	(340)	158	(255)	413
Total interest income	211	(5,228)	5,439	(91)	(1,530)	1,439

Interest expense
Deposits:
Demand	50	35	15	(192)	(258)	66
Money market	890	915	(25)	(1,876)	(2,388)	512
Savings	76	72	4	(91)	(113)	22
Time	(1,108)	(546)	(562)	(3,925)	(2,997)	(928)
Total deposits	(92)	476	(568)	(6,084)	(5,756)	(328)
Customer repurchase agreements	4	14	(10)	(237)	(208)	(29)
Other short-term borrowings	633	—	633	—	—	—
Long-term borrowings	(184)	14	(198)	(294)	(89)	(205)
Total interest expense	361	504	(143)	(6,615)	(6,053)	(562)
Net interest income	$(150)	$(5,732)	$5,582	$6,524	$4,523	$2,001

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2020, 2021, and 2022 and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Amortization	Total
For the year ended December 31, 2020	$3,716	$181	$(85)	$3,812
For the year ended December 31, 2021	5,259	78	(101)	5,236
For the year ended December 31, 2022	1,648	51	(102)	1,597
For the years ending (estimated):
2023				744
2024				457
2025				324
2026				252
2027				116
Thereafter (estimated)				112

Noninterest Income

For the year ended December 31, 2022, noninterest income decreased $2.2 million, or 10.6%, compared to the year ended December 31, 2021.

	Year Ended December 31,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$6,521	$6,019	$502	8.3%
Service charges on deposit accounts	2,676	2,611	65	2.5
Interchange fees	4,107	4,152	(45)	(1.1)
Other fees and commissions	906	801	105	13.1
Mortgage banking income	1,666	4,195	(2,529)	(60.3)
Securities gains, net	—	35	(35)	(100.0)
Income from Small Business Investment Companies	1,409	1,972	(563)	(28.5)
Income from insurance investments	747	1,199	(452)	(37.7)
Losses on premises and equipment, net	(228)	(885)	657	74.2
Other	1,003	932	71	7.6
Total noninterest income	$18,807	$21,031	$(2,224)	(10.6)%

Wealth management income increased $502 thousand for 2022 compared to 2021 primarily caused by growth in clients. Mortgage banking income decreased $2.5 million for 2022 compared to 2021. The decrease in 2022 was the result of decreased volume for new purchases and refinancing of existing loans as interest rates were increased seven times in 2022. Income from Small Business Investment Companies ("SBICs") investments decreased $563 thousand as rising interest rates impacted the market valuation of their portfolios. Income from insurance investments decreased $452 thousand in 2022 compared to 2021. The year ended December 31, 2022 reflected lower losses on premises and equipment, net compared to 2021. The 2022 year reflected a write-down of $146 thousand on a building acquired in the HomeTown acquisition while the 2021 year reflected losses of $588 thousand from the sale of two buildings and the write-down of $218 thousand on an additional property from that acquisition.

	Year Ended December 31,
	(Dollars in thousands)
	2021	2020	$ Change	% Change
Noninterest income:
Wealth management income	$6,019	$4,789	$1,230	25.7%
Service charges on deposit accounts	2,611	2,557	54	2.1
Interchange fees	4,152	3,213	939	29.2
Other fees and commissions	801	712	89	12.5
Mortgage banking income	4,195	3,514	681	19.4
Securities gains, net	35	814	(779)	(95.7)
Income from Small Business Investment Companies	1,972	270	1,702	630.4
Income from insurance investments	1,199	321	878	273.5
Losses on premises and equipment, net	(885)	(110)	(775)	704.5
Other	932	763	169	22.1
Total noninterest income	$21,031	$16,843	$4,188	24.9%

Wealth management income increased $1.2 million for 2021 compared to 2020 caused by growth in clients and growth and market value. Interchange fees increased $939 thousand year-over-year as consumers rely more heavily on debit cards for spending versus cash. Mortgage banking income increased $681 thousand for 2021 compared to 2020. The increase in 2021 was the result of continued historically low rates in 2021 resulting in increased application volume for new purchases and refinancing of existing loans. Net securities gains decreased $779 thousand in 2021 compared to 2020. Income from SBIC investments increased $1.7 million as the fund's investment companies improved their performance compared to 2020. The investments held by the SBICs were significantly impacted in 2020 from the pandemic. Income from insurance investments increased $878 thousand compared to 2020. The Company received an additional earnings distribution in 2021 not received in 2020. The year ended December 31, 2021 reflected losses on premises and equipment, net of $588 thousand from the sale of two buildings acquired in the HomeTown acquisition and the write-down of $218 thousand on an additional property based on a current valuation.

Noninterest Expense

For the year ended December 31, 2022, noninterest expense increased $5.1 million, or 8.6%, as compared to the year ended December 31, 2021.

	Year Ended December 31,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$36,382	$32,342	$4,040	12.5%
Occupancy and equipment	6,075	6,032	43	0.7
FDIC assessment	903	864	39	4.5
Bank franchise tax	1,953	1,767	186	10.5
Core deposit intangible amortization	1,260	1,464	(204)	(13.9)
Data processing	3,310	2,958	352	11.9
Software	1,505	1,368	137	10.0
Other real estate owned, net	3	131	(128)	(97.7)
Other	12,695	12,082	613	5.1
Total noninterest expense	$64,086	$59,008	$5,078	8.6%

Salaries and employee benefits increased $4.0 million in 2022 as compared to 2021. The year ended December 31, 2022 reflected additional incentive expenses based on measurement to goals. Data processing costs increased by $352 thousand due to increased volume of transactions and vendor price increases. Other expenses increased $613 thousand in 2022 compared to 2021 as a result of vendor price increases and investments in technology.

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

Salaries and employee benefits increased $2.6 million in 2021 as compared to 2020. The year ended December 31, 2021 reflected additional incentive expenses based on performance measurement to goals and increased commissions as the result of increased mortgage production. Occupancy expense increased $446 thousand in 2021 as compared to 2020 primarily related to the full-year costs of the Triangle (North Carolina) banking office in 2021, which opened in late 2020. FDIC assessment expense increased $225 thousand in 2021 compared to 2020 due to balance sheet growth and 2020 benefitted from the final installment of a $75 thousand credit for Small Bank Assessment Credits. Other expenses increased $1.4 million for loan related expenses, investment related expenses, investments in technology and normal expense seasonality.

Income Taxes

Income taxes on 2022 earnings amounted to $8.9 million, resulting in an effective tax rate of 20.6%, compared to 21.2% in 2021 and 19.2% in 2020. As a result of the enactment of the CARES Act, the Company recognized in the first quarter of 2020 a tax benefit for the net operating loss ("NOL") five-year carryback provision for the NOL acquired in the HomeTown merger. This NOL carryback tax benefit was the reason for the decreased rate in 2020 compared to 2021.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2022 is asset sensitive.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2022 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	December 31, 2022
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$1,665	1.6%
Up 3.0%	1,183	1.1
Up 2.0%	751	0.7
Up 1.0%	335	0.3
Flat	—	—
Down 1.0%	(2,349)	(2.2)
Down 2.0%	(6,725)	(6.4)
Down 3.0%	(11,458)	(11.0)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2022 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	December 31, 2022
Change in interest rates	Amount	$ Change	% Change

Up 4.0%	$656,307	$120,084	22.4%
Up 3.0%	634,192	97,969	18.3
Up 2.0%	608,096	71,873	13.4
Up 1.0%	575,960	39,737	7.4
Flat	536,223	—	—
Down 1.0%	476,684	(59,539)	(11.1)
Down 2.0%	398,879	(137,344)	(25.6)
Down 3.0%	321,542	(214,681)	(40.0)

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

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2022 and 2021, there were $100.5 million and $0, respectively, in principal advance obligations to the FHLB. The Company had $170 million in outstanding FHLB letters of credit at December 31, 2022 compared to $275 million in letters of credit at December 31, 2021. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.

Short-term borrowing is discussed in Note 10 and long-term borrowing is discussed in Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60 million and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2022.

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

The Company is cognizant of the current rising interest rate environment and has executed an asset liability strategy of purchasing high quality taxable securities with relatively low optionality and short and overall balanced duration.

The following table presents information on the maturities and taxable equivalent yields of available for sale securities:

	As of December 31,
	2022	2021
	Taxable	Taxable
	Equivalent	Equivalent
	Yield	Yield
U. S. Treasury
Within 1 year	0.72%	-0.02%
1 to 5 years	0.90	0.71
5 to 10 years	1.32	1.22
Over 10 years	—	—
Total	0.92	0.69

Federal Agencies:
Within 1 year	0.45	0.29
1 to 5 years	1.29	1.09
5 to 10 years	2.36	1.68
Over 10 years	3.81	2.23
Total	1.60	1.12

Mortgage-backed:
Within 1 year	2.58	3.09
1 to 5 years	3.25	0.82
5 to 10 years	2.02	1.47
Over 10 years	1.56	1.61
Total	1.76	1.35

State and Municipal:
Within 1 year	2.45	2.02
1 to 5 years	1.80	1.91
5 to 10 years	2.07	1.87
Over 10 years	4.10	3.01
Total	2.15	2.01

Corporate Securities:
Within 1 year	2.41	—
1 to 5 years	—	2.42
5 to 10 years	4.95	3.67
Over 10 years	—	—
Total	4.91	3.63

Total portfolio	1.73%	1.29%

The Company had no equity securities at December 31, 2022 and 2021.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Average loans increased $91.0 million, or 4.6%, from 2021 to 2022. Average loans decreased $50.9 million or 2.5%, from 2020 to 2021, primarily due to PPP loan forgiveness.

At December 31, 2022, total loans, net of deferred fees and costs, were $2.2 billion, an increase of $239.9 million, or 12.3%, from the prior year. Excluding PPP loans of $74.0 thousand and $12.2 million at December 31, 2022 and 2021, respectively, loans held for investment increased $252.2 million or 13.0%.

Loans held for sale and associated with secondary mortgage activity totaled $1.1 million at December 31, 2022 and $8.5 million at December 31, 2021. Loan production volume was $61.0 million and $142.8 million for 2022 and 2021, respectively. These loans were approximately 65% purchase, 35% refinancing for the year ended December 31, 2022 compared to approximately 35% purchase, 65% refinancing for the year ended December 31, 2021.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio maturities as of the dates indicated by segment (dollars in thousands):

Loans

	As of December 31, 2022
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$25,395	$145,192	$26,023	$915	$197,525
Commercial real estate - owner occupied	42,891	231,270	142,602	1,699	418,462
Commercial real estate - non-owner occupied	39,746	503,210	246,862	37,910	827,728
Residential real estate	18,200	152,871	142,008	25,053	338,132
Home equity	4,915	27,819	61,006	—	93,740
Total real estate	131,147	1,060,362	618,501	65,577	1,875,587

Commercial and industrial	56,236	158,473	80,023	9,515	304,247
Consumer	916	3,837	284	1,578	6,615

Total loans, net of deferred fees and costs	$188,299	$1,222,672	$698,808	$76,670	$2,186,449

Interest rate sensitivity:
Fixed interest rates	$112,589	$1,018,439	$588,116	$26,416	$1,745,560
Floating or adjustable rates	75,710	204,233	110,692	50,254	440,889

Total loans, gross	$188,299	$1,222,672	$698,808	$76,670	$2,186,449

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2022 or 2021.

Provision for Loan Losses

The Company had a provision for loan losses of $1.6 million for the year ended December 31, 2022 compared to a negative provision for loan losses of ($2.8) million for the year ended December 31, 2021, and a provision for loan losses of $8.9 million for the year ended December 31, 2020.

The provision for 2022 was primarily the result of loan growth. The negative provision (recovery) in 2021 was the result of improved economic data supporting changes to the qualitative factors. The provision for 2020 reflects an increase in allowance requirements in response to the declining and uncertain economic landscape caused by the COVID-19 pandemic. The increase in 2020 can be attributed to a measurable increase in qualitative factors related to significant contractions in economic data for both national and local economies and a significant increase in unemployment rates.

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The ALLL was $19.6 million, $18.7 million, and $21.4 million at December 31, 2022, 2021, and 2020, respectively. The ALLL as a percentage of loans at each of those dates was 0.89%, 0.96%, and 1.06%, respectively.

The total amount of the allowance increased year over year as the result of loan growth. However, the allowance as a percent of total loans decreased primarily because of the decrease in the total sum of qualitative factors used in the calculation. The decrease in 2021 compared to 2020 was primarily due to improvements in various qualitative factors, notably economic, used in the determination of the allowance. The provision for 2020 reflected a declining and uncertain landscape caused by the COVID-19 pandemic.

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

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 0.94% at December 31, 2022, compared to 1.01% at December 31, 2021. On a dollar basis, the reserve was $19.5 million at December 31, 2022, compared to $18.0 million at December 31, 2021. The percentage of the reserve to total loans has decreased due to improved qualitative factors. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk. There is no allowance for performing acquired loans in accordance with generally accepted accounting principles.

The Company was considered a small reporting company at the one-time evaluation date for ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments," and was not subject to adoption of this standard until January 1, 2023. Refer to "Note 1 - Summary of Significant Accounting Policies" of the consolidated financial statements for further information. The Company adopted the standard January 1, 2023.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans was $0 at December 31, 2022 and $7 thousand at December 31, 2021. The reserve related to acquired loans with deteriorated credit quality was $93 thousand at December 31, 2022, compared to $667 thousand at December 31, 2021. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provisions.

The following table presents the Company's loan loss and recovery experience for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Provision for (recovery of) loan losses	442	399	(199)	476	373	106	1,597
Charge-offs	(357)	—	—	(436)	(5)	(221)	(1,019)
Recoveries	121	—	20	3	41	114	299
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Average Loans	237,213	177,718	411,744	814,440	404,465	6,578	2,052,158
Ratio of net (recoveries) charge-offs to average loans	0.10%	0.00%	(0.00)%	0.05%	(0.01)%	1.63%	0.04%

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	21,403
Recovery of provision for loan losses	(745)	(530)	(380)	(493)	(655)	(22)	(2,825)
Charge-offs	—	—	(3)	—	(53)	(90)	(146)
Recoveries	40	—	7	8	99	92	246
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Average Loans	329,893	138,902	385,262	719,355	372,725	6,984	1,953,121
Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.00)%	(0.00)%	(0.01)%	(0.03)%	(0.01)%

Asset Quality Indicators

The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past three years.

Asset Quality Ratios

	As of or For the Year Ended December 31,
	2022	2021	2020
Allowance to loans (1)	0.89%	0.96%	1.06%
ASC 450/general allowance	0.94	1.01	1.16
Net charge-offs (recoveries) to year-end allowance	3.68	(0.54)	3.11
Net charge-offs (recoveries) to average loans	0.04	(0.01)	0.03
Nonperforming assets to total assets	0.05	0.07	0.12
Nonperforming loans to loans	0.06	0.11	0.13
Provision to net charge-offs (recoveries)	221.81	2,825.00	1,340.75
Provision (recovery) to average loans	0.08	(0.14)	0.44
Allowance to nonperforming loans	1,478.08	840.59	793.88

__________________________

(1) Excluding PPP loans, 0.89%, 0.97%, and 1.19% at December 31, 2022, 2021, and 2020, respectively.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.06% at December 31, 2022 and 0.11% at December 31, 2021. The decrease in nonperforming loans during 2022 was $699 thousand compared to 2021.

Nonperforming assets include nonperforming loans, foreclosed real estate and repossessions. Nonperforming assets represented 0.05% of total assets at December 31, 2022 compared to 0.07% of total assets at December 31, 2021.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total impaired loans, exclusive of purchased credit impaired loans, at December 31, 2022 and 2021 were $5.1 million and $2.2 million, respectively.

Troubled Debt Restructurings ("TDRs")

TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There were $4.1 million in TDRs at December 31, 2022 compared to $1.7 million at December 31, 2021. The increase was related to the increase in impaired loans in 2022.

Other Real Estate Owned

OREO is carried on the consolidated balance sheets at $27 thousand and $143 thousand as of December 31, 2022 and 2021, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell, with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.

Period-end total deposits decreased $294.0 million, or 10.2%, during 2022. Customers have utilized funds accumulated over the past two years during and after the pandemic, and have become more rate sensitive as market rates have moved up during the course of the year. This has been a trend for all commercial banks. The Company has only a relatively small portion of its time deposits provided by wholesale sources. Total average deposits increased $57.4 million or 2.1% for 2022 compared to 2021.

Average deposits and rates for the years indicated (dollars in thousands):

Deposits

	Year Ended December 31,
	2022		2021
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing deposits	$1,028,871	—%	$939,186	—%
Interest bearing accounts:
NOW accounts	$522,043	0.04%	$476,710	0.03%
Money market	688,631	0.24	710,948	0.11
Savings	273,788	0.04	243,123	0.01
Time	280,672	0.57	366,604	0.74
Total interest bearing deposits	$1,765,134	0.20%	$1,797,385	0.20%
Average total deposits	$2,794,005	0.13%	$2,736,571	0.13%

Certificates of Deposit over $250,000

At December 31, 2022, certificates of deposit that meet or exceed the FDIC insurance limit held by the Company were $87.6 million. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit at December 31, 2022. Amounts of $250 thousand or more were classified by maturity as follows (dollars in thousands):

December 31, 2022
3 months or less	$12,863
Over 3 through 6 months	24,250
Over 6 through 12 months	30,469
Over 12 months	19,976
Total	$87,558

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250 thousand, were approximately $974.0 million and $1.2 billion at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, subordinated debt acquired in the HomeTown merger, and trust preferred capital notes. Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily. The Company considers these accounts to be a stable and low cost source of funds. The securities underlying these agreements remain under the Company's control. Refer to Note 10 and Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of short-term and long-term debt. At December 31, 2022 and 2021, the Company had short-term debt of $100.5 million and $0, respectively. During 2020 and 2021 as the pandemic continued and stimulus funds were distributed from the government, deposits increased substantially across financial institutions nationwide. Consumers were stockpiling funds as economic uncertainty increased leading into 2022 and the Company had excess liquidity as a result. During 2022, as inflation increased and the effects of the pandemic waned, customers utilized funds from existing accounts which resulted in the Company utilizing supplemental sources of funding.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2022, the Bank's public deposits totaled $220.9 million.The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2022, the Company had $170.0 million in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $321.2 million at December 31, 2022 and $354.8 million at December 31, 2021.

The Company declared and paid quarterly dividends totaling $1.14 per share for 2022, $1.09 per share for 2021, and $1.08 per share for 2020. Cash dividends in 2022 totaled $12.1 million and represented a 35.3% payout of 2022 net income, compared to a 27.2% payout in 2021, and a 39.4% payout in 2020.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that will permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Under the final rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and will be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%, and will be deemed well-capitalized during the grace period. The CBLR framework was first available for banking organizations to use in their March 31, 2020 regulatory reports. The Company and the Bank have not opted into the CBLR framework.

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2022	2021
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.70%	12.43%
Tier 1 capital ratio	12.86%	13.73%
Total capital ratio	13.67%	14.61%

Leverage Capital Ratios:
Tier 1 leverage ratio	10.36%	9.13%

Management believes the Company is in compliance with all regulatory capital requirements applicable to it, and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2022 and 2021.

Stock Repurchase Programs

In 2022, the Company repurchased 206,978 shares at an average cost of $36.26 per share for a total cost of $7.5 million. In 2021, the Company repurchased 265,939 shares at an average cost of $33.08 per share for a total cost of $8.8 million. In 2020, the Company repurchased 140,526 shares at an average cost of $35.44 per share for a total cost of $5.0 million.

On January 26, 2023, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to $10 million of the Company's common stock through December 31, 2023.

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2022 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$257,933	$171,415	$41,758	$38,484	$6,276
Repurchase agreements	370	370	—	—	—
Operating leases	3,720	1,002	1,089	487	1,142
Junior subordinated debt	28,334	—	—	—	28,334

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

	December 31,
Off-Balance Sheet Commitments	2022	2021

Commitments to extend credit	$635,851	$654,436
Standby letters of credit	12,897	10,201
Mortgage loan rate-lock commitments	1,920	10,891

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Financial Results (Unaudited)

(dollars in thousands, except per share amounts)

	December 31,
	2022	2021	2020	2019	2018
Results of Operations:
Interest income	$96,004	$95,796	$95,840	$92,855	$68,768
Interest expense	5,766	5,405	12,020	15,728	9,674
Net interest income	90,238	90,391	83,820	77,127	59,094
Provision for (recovery of) loan losses	1,597	(2,825)	8,916	456	(103)
Noninterest income	18,807	21,031	16,843	15,170	13,274
Noninterest expense	64,086	59,008	54,565	66,074	44,246
Income before income tax provision	43,362	55,239	37,182	25,767	28,225
Income tax provision	8,934	11,713	7,137	4,861	5,646
Net income	$34,428	$43,526	$30,045	$20,906	$22,579

Financial Condition:
Assets	$3,065,902	$3,334,597	$3,050,010	$2,478,550	$1,862,866
Loans, net of unearned income	2,186,449	1,946,580	2,015,056	1,830,815	1,357,476
Securities	620,713	700,523	474,806	387,825	339,730
Deposits	2,596,328	2,890,353	2,611,330	2,060,547	1,566,227
Shareholders' equity	321,174	354,792	337,894	320,258	222,542

Per Share Information:
Earnings per share, basic	$3.23	$4.00	$2.74	$1.99	$2.60
Earnings per share, diluted	3.23	4.00	2.73	1.98	2.59
Cash dividends paid	1.14	1.09	1.08	1.04	1.00
Book value	30.27	32.95	30.77	28.93	25.52
Book value, tangible (1)	21.94	24.62	22.47	20.64	20.38
Average common shares outstanding - basic	10,672,314	10,873,817	10,981,623	10,531,572	8,698,014
Average common shares outstanding - diluted	10,674,613	10,877,231	10,985,790	10,541,337	8,708,462

Selected Ratios:
Return on average assets	1.07%	1.37%	1.08%	0.91%	1.24%
Return on average common equity	10.36%	12.50%	9.12%	7.16%	10.56%
Return on average tangible common equity (1)	14.56%	17.34%	13.19%	10.43%	13.49%
Dividend payout ratio	35.27%	27.17%	39.41%	52.45%	38.54%
Efficiency ratio (1)	57.37%	51.05%	52.80%	57.25%	59.20%
Net interest margin	2.97%	3.05%	3.30%	3.68%	3.49%

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.89%	0.96%	1.06%	0.72%	0.94%
Allowance for loan losses to period end nonperforming loans	1,478.08%	840.59%	793.88%	570.59%	1,101.98%
Nonperforming assets to total assets	0.05%	0.07%	0.12%	0.15%	0.11%
Net charge-offs (recoveries) to average loans	0.04%	(0.01)%	0.03%	0.01%	0.05%

Capital Ratios:
Total risk-based capital ratio	13.67%	14.61%	15.18%	14.04%	15.35%
Common equity tier 1 capital ratio	11.70%	12.43%	12.36%	11.56%	12.55%
Tier 1 capital ratio	12.86%	13.73%	13.78%	12.98%	14.46%
Tier 1 leverage ratio	10.36%	9.13%	9.48%	10.75%	11.62%

(1) Refer to Management's Discussion and Analysis Non-GAAP section for calculations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Testing the effectiveness of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments

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

Richmond, Virginia

March 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2023 expressed an unqualified opinion.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Richmond, Virginia

March 14, 2023

American National Bankshares Inc.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	2022	2021
ASSETS
Cash and due from banks	$32,207	$23,095
Interest-bearing deposits in other banks	41,133	483,723
Securities available for sale, at fair value	608,062	692,467
Restricted stock, at cost	12,651	8,056
Loans held for sale	1,061	8,481
Loans, net of deferred fees and costs	2,186,449	1,946,580
Less allowance for loan losses	(19,555)	(18,678)
Net loans	2,166,894	1,927,902
Premises and equipment, net	32,900	34,182
Assets held-for-sale	1,382	1,382
Other real estate owned, net of valuation allowance	27	143
Goodwill	85,048	85,048
Core deposit intangibles, net	3,367	4,627
Bank owned life insurance	29,692	29,107
Other assets	51,478	36,384
Total assets	$3,065,902	$3,334,597

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$1,010,602	$1,009,081
Interest-bearing deposits	1,585,726	1,881,272
Total deposits	2,596,328	2,890,353
Customer repurchase agreements	370	41,128
Other short-term borrowings	100,531	—
Junior subordinated debt	28,334	28,232
Other liabilities	19,165	20,092
Total liabilities	2,744,728	2,979,805

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,608,781 shares outstanding at December 31, 2022 and 10,766,967 shares outstanding at December 31, 2021	10,538	10,710
Capital in excess of par value	141,948	147,777
Retained earnings	223,664	201,380
Accumulated other comprehensive loss, net	(54,976)	(5,075)
Total shareholders' equity	321,174	354,792
Total liabilities and shareholders' equity	$3,065,902	$3,334,597

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Interest and Dividend Income:
Interest and fees on loans	$82,568	$87,040	$87,700
Interest and dividends on securities:
Taxable	10,065	7,309	6,764
Tax-exempt	407	385	433
Dividends	473	464	503
Other interest income	2,491	598	440
Total interest and dividend income	96,004	95,796	95,840
Interest Expense:
Interest on deposits	3,553	3,645	9,729
Interest on short-term borrowings	659	22	259
Interest on subordinated debt	—	203	489
Interest on junior subordinated debt	1,554	1,535	1,543
Total interest expense	5,766	5,405	12,020
Net Interest Income	90,238	90,391	83,820
Provision for (recovery of) loan losses	1,597	(2,825)	8,916
Net Interest Income after Provision for (Recovery of) Loan Losses	88,641	93,216	74,904
Noninterest Income:
Wealth management income	6,521	6,019	4,789
Service charges on deposit accounts	2,676	2,611	2,557
Interchange fees	4,107	4,152	3,213
Other fees and commissions	906	801	712
Mortgage banking income	1,666	4,195	3,514
Securities gains, net	—	35	814
Income from Small Business Investment Companies	1,409	1,972	270
Income from insurance investments	747	1,199	321
Losses on premises and equipment, net	(228)	(885)	(110)
Other	1,003	932	763
Total noninterest income	18,807	21,031	16,843
Noninterest Expense:
Salaries and employee benefits	36,382	32,342	29,765
Occupancy and equipment	6,075	6,032	5,586
FDIC assessment	903	864	639
Bank franchise tax	1,953	1,767	1,702
Amortization of intangible assets	1,260	1,464	1,637
Data processing	3,310	2,958	3,017
Software	1,505	1,368	1,454
Other real estate owned, net	3	131	60
Other	12,695	12,082	10,705
Total noninterest expense	64,086	59,008	54,565
Income Before Income Taxes	43,362	55,239	37,182
Income Taxes	8,934	11,713	7,137
Net Income	$34,428	$43,526	$30,045
Net Income Per Common Share:
Basic	$3.23	$4.00	$2.74
Diluted	$3.23	$4.00	$2.73
Weighted Average Common Shares Outstanding:
Basic	10,672,314	10,873,817	10,981,623
Diluted	10,674,613	10,877,231	10,985,790

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$34,428	$43,526	$30,045

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(68,877)	(12,236)	7,213
Tax effect	14,868	2,643	(1,557)

Reclassification adjustment for gains on sale or call of securities	—	(35)	(814)
Tax effect	—	7	176

Unrealized gains (losses) on cash flow hedges	4,125	2,068	(2,210)
Tax effect	(866)	(434)	448

Change in unfunded pension liability	1,082	590	(413)
Tax effect	(233)	(115)	77

Other comprehensive income (loss)	(49,901)	(7,512)	2,920

Comprehensive income (loss)	$(15,473)	$36,014	$32,965

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands, except per share data)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	$11,019	$158,244	$151,478	$(483)	$320,258

Net income	—	—	30,045	—	30,045
Other comprehensive income	—	—	—	2,920	2,920
Stock repurchased (140,526 shares)	(141)	(4,840)	—	—	(4,981)
Stock options exercised (2,573 shares)	3	40	—	—	43
Vesting of restricted stock (18,487 shares)	18	(18)	—	—	—
Equity based compensation (48,780 shares)	27	1,424	—	—	1,451
Cash dividends paid, $1.08 per share	—	—	(11,842)	—	(11,842)

Balance, December 31, 2020	10,926	154,850	169,681	2,437	337,894

Net income	—	—	43,526	—	43,526
Other comprehensive loss	—	—	—	(7,512)	(7,512)
Stock repurchased (265,939 shares)	(266)	(8,544)	—	—	(8,810)
Stock options exercised (5,346 shares)	5	84	—	—	89
Vesting of restricted stock (23,968 shares)	24	(24)	—	—	—
Equity based compensation (45,193 shares)	21	1,411	—	—	1,432
Cash dividends paid, $1.09 per share	—	—	(11,827)	—	(11,827)

Balance, December 31, 2021	10,710	147,777	201,380	(5,075)	354,792

Net income	—	—	34,428	—	34,428
Other comprehensive loss	—	—	—	(49,901)	(49,901)
Stock repurchased (206,978 shares)	(207)	(7,298)	—	—	(7,505)
Stock options exercised (713 shares)	1	11	—	—	12
Vesting of restricted stock (17,583 shares)	18	(18)	—	—	—
Equity based compensation (16,462 shares)	16	1,476	—	—	1,492
Cash dividends paid, $1.14 per share	—	—	(12,144)	—	(12,144)
Balance, December 31, 2022	$10,538	$141,948	$223,664	$(54,976)	$321,174

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands)

	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$34,428	$43,526	$30,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,597	(2,825)	8,916
Depreciation	2,246	2,243	2,188
Net accretion of acquisition accounting adjustments	(1,597)	(5,236)	(3,812)
Core deposit intangible amortization	1,260	1,464	1,637
Net amortization of securities	1,646	1,846	1,186
Net gain on sale or call of securities available for sale	—	(35)	(814)
Gain on sale of loans held for sale	(1,666)	(4,195)	(3,514)
Proceeds from sales of loans held for sale	70,059	154,041	155,705
Originations of loans held for sale	(60,973)	(142,736)	(165,755)
Net (gain) loss on other real estate owned	(2)	111	(4)
Net loss on sale, write-down or disposal of premises and equipment	228	885	110
Equity based compensation expense	1,492	1,432	1,451
Earnings on bank owned life insurance	(585)	(625)	(665)
Deferred income tax (benefit) expense	(385)	808	(640)
Net change in other assets	(2,484)	245	(3,421)
Net change in other liabilities	2,677	146	(2,387)
Net cash provided by operating activities	47,941	51,095	20,226

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	561	5,811
Proceeds from maturities, calls and paydowns of securities available for sale	120,052	192,672	208,429
Purchases of securities available for sale	(106,170)	(433,690)	(295,109)
Net change in restricted stock	(4,595)	659	(85)
Proceeds from sales of purchased credit impaired loans	—	—	4,939
Net decrease (increase) in loans	(238,993)	73,836	(186,635)
Net change in collateral with other financial institutions	3,200	1,700	(2,300)
Proceeds from sale of premises and equipment	4	2,031	1
Purchases of premises and equipment	(1,196)	(1,000)	(2,694)
Proceeds from sales of other real estate owned	118	704	195
Net cash used in investing activities	(227,580)	(162,527)	(267,448)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	1,521	178,987	251,488
Net change in interest-bearing deposits	(295,496)	100,114	299,476
Net change in customer repurchase agreements	(40,758)	(1,423)	2,076
Net change in short-term borrowings	100,531	—	—
Net change in long-term borrowings	—	(7,500)	—
Common stock dividends paid	(12,144)	(11,827)	(11,842)
Repurchase of common stock	(7,505)	(8,810)	(4,981)
Proceeds from exercise of stock options	12	89	43
Net cash (used in) provided by financing activities	(253,839)	249,630	536,260

Net (Decrease) Increase in Cash and Cash Equivalents	(433,478)	138,198	289,038

Cash and Cash Equivalents at Beginning of Period	506,818	368,620	79,582

Cash and Cash Equivalents at End of Period	$73,340	$506,818	$368,620

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021, and 2020

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

The accompanying consolidated financial statements include financial information related to the Company and its majority-owned subsidiaries and those variable interest entities where the Company is the primary beneficiary, if any. In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements. Accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. An entity is deemed to be the primary beneficiary of a variable interest entity if that entity has both the power to direct the activities that most significantly impact its economic performance; and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Refer to Note 11 for further details concerning variable interest entities.

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

Loans Held for Investment

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

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new accounting standard replaced the methodology described above and reflected in the calculations for the years ended December 31, 2022, 2021, and 2020. The current expected credit losses ("CECL") model methodology requires consideration of reasonable and supportable information to estimate losses over the life of the loan. Management estimates the Day 1 adjustment to be within a reasonable range of $4.0 to $6.0 million.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. The Company follows ASC 350, Intangibles - Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The Company performs its annual analysis as of June 30 each year. Goodwill is not amortized, but is subject to at least an annual assessment for impairment. Other acquired intangible assets with finite lives (such as core deposit intangibles) are initially recorded at estimated fair value and are amortized over their useful lives. Core deposit and other intangible assets are generally amortized using accelerated methods over their useful lives of five to ten years.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets. Periodic operating lease costs are recorded in occupancy expenses of premises on the Company's Consolidated Statements of Income.

Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before the lease commencement date, initial direct costs, any lease incentives received and, for acquired leases, any favorable or unfavorable fair value adjustments. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Wealth Management Assets

Securities and other property held by the wealth management segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liability for unrecognized tax benefits as of December 31, 2022 and 2021.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred.

Mergers and Acquisitions

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expense caption. There were no such acquisition related costs for the years ended December 31, 2022, 2021, or 2020.

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

Recent Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date. The final adjustment is estimated to be within a reasonable range of $4.0 million to $6.0 million and consists of an adjustment to retained earnings, net of deferred income taxes, and adjustments to the allowance for credit losses on loans as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowances for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics. The Company primarily utilizes market data for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: risk selection and lending policies and procedures, economic trends, experience and depth of credit department management and staff, quality of loan review systems and changes in regulatory, legal and competition. The Company’s CECL implementation process was overseen by executive management and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, "Financial Instruments – Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2020, FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company adopted ASU on January 1, 2022 and identified and transitioned all loans directly or indirectly influenced by LIBOR as of December 31, 2022. The adoption of ASU 2020-04 did not have a material effect on the Company’s consolidated financial statements for the transition away from LIBOR for its loan and other financial instruments.

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. The Company has assessed ASU 2022-06 and does not expect it to have a material impact to the Company's consolidated financial statements.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2022, FASB issued Accounting Standards Update ASU No. 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of Troubled Debt Restructurings ("TDRs"), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted this standard on January 1, 2023. The adoption of ASU No. 2022-02 will not have a material affect on the Company's consolidated financial statements.

Note 2 – Restrictions on Cash

The Company is a member of the Federal Reserve System and prior to March 2020 was required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement and the required balances with the Federal Reserve Bank of Richmond were zero at December 31, 2022 and 2021, respectively.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2022 exceeded the insurance limits of the FDIC by$2.3 million.

Note 3 - Securities

The amortized cost and estimated fair value of investments in securities at December 31, 2022 and 2021 were as follows (dollars in thousands):

	December 31, 2022
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,033	$—	$12,606	$139,427
Federal agencies and GSEs	90,363	4	7,019	83,348
Mortgage-backed and CMOs	336,393	1	42,301	294,093
State and municipal	69,023	12	5,312	63,723
Corporate	31,299	—	3,828	27,471
Total securities available for sale	$679,111	$17	$71,066	$608,062

The Company had no equity securities at December 31, 2022 or  December 31, 2021.

(Dollars in thousands)	December 31, 2021
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$150,751	$—	$1,174	$149,577
Federal agencies and GSEs	104,518	993	931	104,580
Mortgage-backed and CMOs	357,981	2,854	4,525	356,310
State and municipal	65,939	1,021	488	66,472
Corporate	15,450	218	140	15,528
Total securities available for sale	$694,639	$5,086	$7,258	$692,467

The amortized cost and estimated fair value of investments in debt securities at December 31, 2022, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$44,859	$43,579
Due after one year through five years	208,162	191,338
Due after five years through ten years	74,582	65,037
Due after ten years	15,114	14,015
Mortgage-backed and CMOs	336,394	294,093
	$679,111	$608,062

Gross realized gains and losses on, and the proceeds from the sale of, securities available for sale were as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Gross realized gains	$—	$35	$814
Gross realized losses	—	—	—
Proceeds from sales of securities	—	561	5,811

Securities with a carrying value of approximately $118.9 million and $150.4 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. FHLB letters of credit were used as additional collateral in the amounts of $170.0 million at December 31, 2022 and $275.0 million at December 31, 2021.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$139,427	$12,606	$10,824	$915	$128,603	$11,691
Federal agencies and GSEs	82,958	7,019	29,204	1,920	53,754	5,099
Mortgage-backed and CMOs	293,929	42,301	96,758	7,245	197,171	35,056
State and municipal	60,629	5,312	31,866	980	28,763	4,332
Corporate	27,471	3,828	18,991	2,556	8,480	1,272
Total	$604,414	$71,066	$187,643	$13,616	$416,771	$57,450

U.S. Treasury: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. Nineteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 43 government sponsored entities ("GSEs") were caused by normal market fluctuations. Twenty-one of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Mortgage-backed securities: The unrealized losses on the Company's investment in 138 GSE mortgage-backed securities were caused by normal market fluctuations. Twenty-one of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Collateralized Mortgage Obligations: The unrealized losses associated with 56 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Thirty-five of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2022.

State and municipal securities: The unrealized losses on 81 state and municipal securities were caused by normal market fluctuations. Forty-six of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

Corporate securities: The unrealized losses on 13 corporate securities were caused by normal market fluctuations and not credit deterioration. Four of these securities were in an unrealized loss position for 12 months or more. These securities are not rated, but the Company conducted thorough internal credit reviews prior to purchase and conducts ongoing quarterly reviews of these companies as well, and the Company's analysis did not indicate the existence of credit loss. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheet. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $6.5 million as of  December 31, 2022 and 2021 and FHLB stock in the amount of $6.1 million and $1.6 million as of December 31, 2022 and 2021, respectively.

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

Other-Than-Temporary-Impaired Securities

As of December 31, 2022 and 2021, there were no securities classified as other-than-temporary impaired.

Note 4 – Loans

Loans, excluding loans held for sale, at December 31, 2022 and 2021 were comprised of the following (dollars in thousands):

	December 31,
	2022	2021
Commercial	$304,247	$299,773
Commercial real estate:
Construction and land development	197,525	134,221
Commercial real estate - owner occupied	418,462	391,517
Commercial real estate - non-owner occupied	827,728	731,034
Residential real estate:
Residential	338,132	289,757
Home equity	93,740	93,203
Consumer	6,615	7,075
Total loans, net of deferred fees and costs	$2,186,449	$1,946,580

Commercial includes approximately $74 thousand and $12.2 million in net PPP loans at December 31, 2022 and 2021, respectively. The PPP loan balances at December 31, 2022 and 2021 included $5 thousand and $282 thousand, respectively, in unamortized net PPP fees. Net deferred loan costs included in the above loan categories are $202 thousand for 2022 and $616 thousand for 2021 in all other categories (excludes PPP fees and costs).

Overdraft deposits were reclassified to consumer loans in the amount of $70 thousand and $90 thousand for 2022 and 2021, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021
Outstanding principal balance	$125,856	$163,574
Carrying amount	120,432	156,975

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021
Outstanding principal balance	$17,788	$24,696
Carrying amount	13,541	19,802

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
Balance at January 1	$4,902	$6,513	$7,893
Accretion	(2,186)	(5,292)	(3,553)
Reclassification from nonaccretable difference	986	2,780	2,233
Other changes, net (1)	(172)	901	(60)
Balance at December 31	$3,530	$4,902	$6,513

__________________________

(1)  This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2022 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$161	$—	$—	$4	$165	$304,082	$304,247
Commercial real estate:
Construction and land development	—	—	—	—	—	197,525	197,525
Commercial real estate - owner occupied	724	268	—	—	992	417,470	418,462
Commercial real estate - non-owner occupied	319	—	—	301	620	827,108	827,728
Residential:
Residential	664	90	—	797	1,551	336,581	338,132
Home equity	104	—	—	205	309	93,431	93,740
Consumer	—	—	16	—	16	6,599	6,615
Total	$1,972	$358	$16	$1,307	$3,653	$2,182,796	$2,186,449

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2021 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$120	$—	$—	$26	$146	$299,627	$299,773
Commercial real estate:
Construction and land development	—	—	—	—	—	134,221	134,221
Commercial real estate - owner occupied	—	—	—	12	12	391,505	391,517
Commercial real estate - non-owner occupied	—	—	—	1,093	1,093	729,941	731,034
Residential:
Residential	670	20	154	792	1,636	288,121	289,757
Home equity	12	30	47	80	169	93,034	93,203
Consumer	6	—	15	3	24	7,051	7,075
Total	$808	$50	$216	$2,006	$3,080	$1,943,500	$1,946,580

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2022 (dollars in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,420	2,420	—	1,454	108
Commercial real estate - non-owner occupied	1,360	1,359	—	1,186	40
Residential:
Residential	1,149	1,156	—	935	21
Home equity	165	165	—	93	—
Consumer	—	—	—	—	—
	$5,094	$5,100	$—	$3,668	$169
With a related allowance recorded:
Commercial	$—	$—	$—	$139	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential
Residential	—	—	—	41	—
Home equity	—	—	—	—	—
Consumer	—	—	—	38	—
	$—	$—	$—	$218	$—
Total:
Commercial	$—	$—	$—	$139	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,420	2,420	—	1,454	108
Commercial real estate - non-owner occupied	1,360	1,359	—	1,186	40
Residential:
Residential	1,149	1,156	—	976	21
Home equity	165	165	—	93	—
Consumer	—	—	—	38	—
	$5,094	$5,100	$—	$3,886	$169

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

The following table shows the detail of loans modified as TDRs during the years ended December 31, 2022, 2021, and 2020, included in the impaired loan balances (dollars in thousands):

Loans Modified as TDRs for the Year Ended December 31, 2022
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	1	2,420	2,420
Commercial real estate - non-owner occupied	—	—	—
Residential real estate	1	109	109
Home equity	—	—	—
Consumer	—	—	—
Total	2	$2,529	$2,529

Loans Modified as TDRs for the Year Ended December 31, 2021
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	—	$—	$—
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	1	1,093	1,093
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$1,093	$1,093

	Loans Modified as TDRs for the Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial	1	$106	$106
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	2	1,311	1,311
Residential real estate	1	82	82
Home equity	1	6	6
Consumer	—	—	—
Total	5	$1,505	$1,505

All loans modified as TDRs during the years ended December 31, 2022, 2021, and 2020 were structure modifications. There was no impact to allowance for loan losses for the one real estate - owner-occupied TDR or the one residential real estate TDR in 2022. There was no impact to the allowance for loan losses for the one commercial real estate - non-owner occupied TDR in 2021. The impact on the allowance for loan losses for the commercial loan modified as a TDR in 2020 was $88 thousand. The impact on the allowance for loan losses for one of the commercial real estate - non-owner occupied loans modified as a TDR in 2020 was $138 thousand; there was no impact on the allowance for loan losses for the other commercial real estate - non-owner occupied loan. There was no impact on the allowance for loan losses for the residential real estate loan and the home equity loan modified as TDRs in 2020. For the year ended December 31, 2020, the impact on the allowance was due to specific reserves that were charged-off prior to year-end.

During the year ended December 31, 2022, the Company had one residential real estate loan with a recorded investment of $109 thousand that subsequently defaulted within 12 months of modification. During the year ended December 31, 2021, the Company had no loans that subsequently defaulted within 12 months of modification. During the year ended December 31, 2020, the Company had one commercial real estate - non-owner occupied loan with a recorded investment of $1.1 million that subsequently defaulted within 12 months of modification. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

The Company had $715 thousand and $102 thousand in residential real estate loans in the process of foreclosure at December 31, 2022 and December 31, 2021, respectively, and had no residential OREO at  December 31, 2022 and December 31, 2021, respectively.

Risk Ratings

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity
Pass	$288,041	$197,331	$405,223	$826,844	$333,124	$93,062
Special Mention	10,657	—	2,388	239	1,577	—
Substandard	5,548	194	10,851	645	3,431	678
Doubtful	1	—	—	—	—	—
Total	$304,247	$197,525	$418,462	$827,728	$338,132	$93,740

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,599
Nonperforming	16
Total	$6,615

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments (included in other liabilities) for each of the years in the three-year period ended December 31, 2022, are presented below (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Allowance for Loan Losses
Balance, beginning of year	$18,678	$21,403	$13,152
Provision for (recovery of) loan losses	1,597	(2,825)	8,916
Charge-offs	(1,019)	(146)	(1,006)
Recoveries	299	246	341
Balance, end of year	$19,555	$18,678	$21,403

	Year Ended December 31,
	2022	2021	2020
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$386	$304	$329
Provision for (recovery of) unfunded commitments	(9)	82	(25)
Charge-offs	—	—	—
Balance, end of year	$377	$386	$304

The reserve for unfunded loan commitments is included in other liabilities, and the provision for unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2022 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Charge-offs	(357)	—	—	(436)	(5)	(221)	(1,019)
Recoveries	121	—	20	3	41	114	299
Provision/(recovery)	442	399	(199)	476	373	106	1,597
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Balance at December 31, 2022:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,873	1,772	3,762	7,184	3,822	49	19,462
Purchased credit impaired loans	1	24	23	—	45	—	93
Total	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Loans
Individually evaluated for impairment	$—	$—	$2,420	$1,360	$1,314	$—	$5,094
Collectively evaluated for impairment	304,240	196,357	408,656	824,153	427,809	6,599	2,167,814
Purchased credit impaired loans	7	1,168	7,386	2,215	2,749	16	13,541
Total	$304,247	$197,525	$418,462	$827,728	$431,872	$6,615	$2,186,449

__________________________

(1) Includes PPP loans, which are guaranteed by the SBA and have no related allowance.

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2021 (dollars in thousands):

	Commercial (1)	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2020	$3,373	$1,927	$4,340	$7,626	$4,067	$70	$21,403
Charge-offs	—	—	(3)	—	(53)	(90)	(146)
Recoveries	40	—	7	8	99	92	246
Provision/(recovery)	(745)	(530)	(380)	(493)	(655)	(22)	(2,825)
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Balance at December 31, 2021:

Allowance for Loan Losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	2,642	1,365	3,767	6,778	3,402	50	18,004
Purchased credit impaired loans	19	32	197	363	56	—	667
Total	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678

Loans
Individually evaluated for impairment	$14	$—	$8	$1,185	$1,025	$—	$2,232
Collectively evaluated for impairment	299,470	133,984	382,562	724,180	377,290	7,060	1,924,546
Purchased credit impaired loans	289	237	8,947	5,669	4,645	15	19,802
Total	$299,773	$134,221	$391,517	$731,034	$382,960	$7,075	$1,946,580

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

The provision expense recorded for the year ended December 31, 2022 was necessitated in large part by loan growth. For the year ended December 31, 2021, the Company recorded a negative provision (recovery) as the credit issues anticipated in 2020 did not materialize and the economic landscape improved substantially. Management will continue to evaluate the adequacy of the Company's allowance for loan losses as more economic data becomes available and as changes within the Company's loan portfolio are known. Changes in economic conditions may require further changes in the level of allowance.

Note 6 – Premises and Equipment

Major classifications of premises and equipment at December 31, 2022 and 2021 are summarized as follows (dollars in thousands):

	December 31,
	2022	2021
Land	$9,308	$9,489
Buildings	32,515	32,475
Leasehold improvements	1,536	1,524
Furniture and equipment	19,379	18,494
	62,738	61,982
Accumulated depreciation	(29,838)	(27,800)
Premises and equipment, net	$32,900	$34,182

Depreciation expense was $2.2 million for the years ended December 31, 2022 and 2021 and $2.0 million in 2020.

Note 7 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. In testing goodwill for impairment, the Company must first decide if circumstances lead to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing, it concludes that it is not more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required and the goodwill is not impaired. In the wake of the COVID-19 pandemic, the Company determined a triggering event had occurred and evaluated goodwill each of the four quarters of 2020 and no indicators of impairment were noted. The Company performed its annual analysis for the years ended December 31, 2022 and 2021, respectively, and no indications of impairment were noted.

Core deposit intangibles resulting from the MidCarolina Financial Corporation ("MidCarolina") acquisition in July 2011 were $6.6 million and became fully amortized at June 30, 2020. Core deposit intangibles resulting from the MainStreet Bankshares, Inc. acquisition in January 2015 were $1.8 million and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown Bankshares Corporation ("Hometown") in April 2019 were $8.2 million and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2022, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$85,048	$4,627
Amortization	—	(1,260)
Balance at December 31, 2022	$85,048	$3,367

Goodwill and intangible assets at December 31, 2022 and 2021 were as follows (dollars in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2022
Core deposit intangibles	$19,708	$(16,341)	$3,367
Goodwill	85,048	—	85,048

December 31, 2021
Core deposit intangibles	$19,708	$(15,081)	$4,627
Goodwill	85,048	—	85,048

Amortization expense of core deposit intangibles for the years ended December 31, 2022, 2021, and 2020 was $1.3 million, $1.5 million, and $1.6 million, respectively. As of December 31, 2022, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2023	$1,069
2024	800
2025	617
2026	454
2027	427
Total	$3,367

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

The following tables present information about the Company's leases as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	December 31, 2022	December 31, 2021
Lease liabilities	$3,318	$4,023
Right-of-use assets	$3,245	$3,939
Weighted average remaining lease term (in years)	6.77	6.92
Weighted average discount rate	3.16%	3.09%

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Lease cost
Operating lease cost	$1,072	$1,069	$993
Short-term lease cost	—	—	3
Total lease cost	$1,072	$1,069	$996

Cash paid for amounts included in the measurement of lease liabilities	$1,083	$1,047	$959

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2022
2023	$1,002
2024	573
2025	516
2026	279
2027	208
2028 and after	1,142
Total undiscounted cash flows	$3,720
Discount	(402)
Lease liabilities	$3,318

Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2022 and 2021 totaled $1.3 million and December 31, 2020 totaled $1.2 million. The amounts recognized in lease expense include insurance, property taxes, and common area maintenance.

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2022 and 2021 was $89.8 million and $159.8 million, respectively.

At December 31, 2022, the scheduled maturities and amounts of certificates of deposits (included in interest-bearing deposits on the consolidated balance sheets) were as follows (dollars in thousands):

Year	Amount
2023	$171,415
2024	28,939
2025	12,819
2026	25,284
2027	13,200
2028 and after	6,276
Total	$257,933

There were no brokered time deposits at December 31, 2022 or December 31, 2021.

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $60 million and has access to the Federal Reserve Bank of Richmond's discount window. The Company has $220.8 million in collateral pledged to the Federal reserve discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$370	0.10%	$41,128	0.03%
FHLB borrowings	100,531	4.42	—	—
Total short-term borrowings	$100,901	4.40%	$41,128	0.03%

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  December 31, 2022, $1.0 billion in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings. FHLB availability based on pledged collateral at  December 31, 2022 was $406.7 million, with $270.1 million remaining collateral eligible to be pledged.

The Company had Junior Subordinated debt at December 31, 2022 and 2021, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2022, the Bank's public deposits totaled $220.1 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2022, the Company had $170.0 million in letters of credit with the FHLB outstanding as well as $88.2 million in agency, state, and municipal securities to provide collateral for such deposits.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20 million of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011. Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%. Distributions are cumulative and accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619 thousand received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20.6 million of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debenture entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Trust Preferred Securities were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company, and for general corporate purposes.

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8.8 million in junior subordinated debentures to MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

In accordance with ASC 810-10-15-14, Consolidation - Overall - Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619 thousand equity investment in AMNB Statutory Trust I or the $264 thousand equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the Company's consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2022	2021
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619
MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,601	4,545
MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	3,114	3,068
				$28,334	$28,232

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $554 thousand and $495 thousand at December 31, 2022 and $610 thousand and $541 thousand at  December 31, 2021, respectively. The original fair value adjustments of $1.2 million and $1.0 million were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

(Dollars in thousands)	December 31, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$1,325	$—	$850

(Dollars in thousands)	December 31, 2021
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	$3	$—	$2,800	$4,050

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

Note 13 – Stock-Based Compensation

The Company's 2018 Stock Incentive Plan (the "2018 Plan") provides for the granting of restricted stock awards, incentive and non-statutory options, and other equity-based awards to employees and directors at the discretion of the Compensation Committee of the Board of Directors. The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the year ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual Term	Value
	Shares	Price	(In Years)	($000)
Outstanding at December 31, 2021	4,863	$16.63
Granted	—	—
Exercised	(713)	16.63
Expired	—	—
Outstanding at December 31, 2022	4,150	$16.63	1.97	$84
Exercisable at December 31, 2022	4,150	$16.63	1.97	$84

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on changes in the fair value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2022, 2021, and 2020 were $12 thousand, $89 thousand, and $43 thousand, respectively. Total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $16 thousand, $96 thousand, and $42 thousand, respectively.

There was no recognized or unrecognized stock compensation expense attributable to outstanding stock options at December 31, 2022 or 2021.

No stock options were granted in 2022, 2021 or 2020.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2022 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2022 is summarized in the following table:

		Weighted
		Average Grant
	Shares	Date Value Per Share
Nonvested at December 31, 2021	58,461	$31.71
Granted	33,363	35.18
Vested	(18,370)	31.23
Forfeited	(1,747)	34.12
Nonvested at December 31, 2022	71,707	33.39

As of December 31, 2022, 2021, and 2020, there was $1.1 million, $782 thousand, and $797 thousand, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. This cost is expected to be recognized over the next 12 to 36 months. The share-based compensation expense for nonvested restricted stock was $889 thousand, $749 thousand, and $672 thousand during 2022, 2021, and 2020, respectively.

The Company offers its outside directors alternatives with respect to director compensation. For 2022, 2021, and 2020 the regular quarterly board retainer could be received in the form of shares of immediately vested but restricted stock with a market value of $10,000. Monthly meeting fees could be received as $800 per meeting in cash or $1,000 in immediately vested but restricted stock. Only outside directors receive board fees. The Company issued 16,474, 20,474 and 27,986 shares and recognized share-based compensation expense of $603 thousand, $683 thousand, and $779 thousand during 2022, 2021 and 2020, respectively.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2019.

The components of the Company's net deferred tax assets were as follows (dollars in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,226	$4,116
Nonaccrual loan interest	229	250
Other real estate owned valuation allowance	12	23
Deferred compensation	1,277	1,183
Acquisition accounting	1,174	1,258
Lease liability, net of right of use asset	16	18
Accrued pension liability	86	320
Net unrealized loss on cash flow hedges	—	588
Net unrealized loss on securities available for sale	15,339	469
Other	374	253
Total deferred tax assets	22,733	8,478

Deferred tax liabilities:
Depreciation	1,044	1,094
Core deposit intangibles	728	999
Deferred loan origination costs, net	42	72
Net unrealized gain on cash flow hedges	278	—
Other	179	6
Total deferred tax liabilities	2,271	2,171
Net deferred tax assets	$20,462	$6,307

The provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense	$9,319	$10,905	$7,777
Deferred tax (benefit) expense	(385)	808	(640)
Total income tax expense	$8,934	$11,713	$7,137

A reconcilement of the "expected" federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Expected federal tax expense	$9,106	$11,600	$7,808
Nondeductible interest expense	10	8	31
Tax-exempt interest	(202)	(198)	(259)
State income taxes	308	326	207
Other, net	(288)	(23)	(650)
Total income tax expense	$8,934	$11,713	$7,137

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

	Year Ended December 31,
	2022		2021		2020
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	10,672,314	$3.23	10,873,817	$4.00	10,981,623	$2.74
Effect of dilutive securities - stock options	2,299	—	3,414	—	4,167	(0.01)
Diluted earnings per share	10,674,613	$3.23	10,877,231	$4.00	10,985,790	$2.73

There were no outstanding stock options that were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive in 2022, 2021, and 2020.

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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2022 and 2021 (dollars in thousands):

	December 31,
	2022	2021
Commitments to extend credit	$635,851	$654,436
Standby letters of credit	12,897	10,201
Mortgage loan rate lock commitments	1,920	10,891

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

At December 31, 2022, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $1.9 million and loans held for sale of $1.1 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform. If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2022 and 2021, none of these loans was restructured, past due, or on nonaccrual status.

An analysis of these loans for 2022 is as follows (dollars in thousands):

Balance at December 31, 2021	$15,853
Additions	3,907
Repayments	(1,816)
Reclassifications(1)	6,532
Balance at December 31, 2022	$24,476

__________________________

(1) Includes loans to two new board members who joined the Company during the year.

Related party deposits totaled $9.5 million at December 31, 2022 and $10.9 million at December 31, 2021.

Note 18 – Employee Benefit Plans

Defined Benefit Plan

The Company previously maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service. The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009. Each year, existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year. The Plan notified participants of the intent to apply for Internal Revenue Service approval to terminate the Pension Plan. Final determination can take 12-24 months for the projected benefit payments. Total projected payments of $3.3 million are estimated to be disbursed in 2023 or 2024. Information pertaining to the activity in the plan is as follows (dollars in thousands):

	As of and for the Year Ended December 31,
	2022	2021	2020
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$5,013	$5,821	$6,262
Service cost	—	—	—
Interest cost	107	91	152
Actuarial (gain) loss	(1,403)	(259)	814
Settlement gain (loss)	(10)	6	44
Benefits paid	(437)	(646)	(1,451)
Projected benefit obligation at end of year	3,270	5,013	5,821

Change in Plan Assets:
Fair value of plan assets at beginning of year	5,045	4,701	5,915
Actual return on plan assets	(344)	190	237
Employer contributions	—	800	—
Benefits paid	(437)	(646)	(1,451)
Fair value of plan assets at end of year	4,264	5,045	4,701

Funded Status at End of Year	$994	$32	$(1,120)

Amounts Recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$994	$32	$(1,120)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$400	$1,481	$2,071
Deferred income taxes	(86)	(320)	(435)
Amount recognized	$314	$1,161	$1,636

	As of and for the Year Ended December 31,
	2022	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	107	91	152
Expected return on plan assets	(245)	(230)	(285)
Recognized net loss due to settlement	112	195	352
Recognized net actuarial loss	145	182	140
Net periodic benefit cost	$119	$238	$359

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(1,082)	$(590)	$413
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(1,082)	$(590)	$413

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$(963)	$(352)	$772

The accumulated benefit obligation as of December 31, 2022, 2021, and 2020 was $3.3 million, $5.0 million, and $5.8 million, respectively. The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.

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

Below is a description of the plan's assets. The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2022 and 2021:

Asset Category	December 31,
	2022	2021
Fixed Income	71.4%	56.5%
Equity	0.0%	22.9%
Cash and Accrued Income	28.6%	20.6%
Total	100.0%	100.0%

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

The fair value of the Company's pension plan assets at December 31, 2022 and 2021, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2022	Level 1	Level 2	Level 3
Cash	$1,218	$1,218	$—	$—
Fixed income securities
Government sponsored entities	1,532	—	1,532	—
Municipal bonds and notes	1,154	—	1,154	—
Corporate bonds and notes	360	—	360	—
	$4,264	$1,218	$3,046	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2021	Level 1	Level 2	Level 3
Cash	$1,042	$1,042	$—	$—
Fixed income securities
Government sponsored entities	469	—	469	—
Municipal bonds and notes	2,067	—	2,067	—
Corporate bonds and notes	312	—	312	—
Equity securities
U.S. companies	964	964	—	—
Foreign companies	191	191	—	—
	$5,045	$2,197	$2,848	$—

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $1.2 million, $1.1 million, and $1.0 million to the 401(k) plan in 2022, 2021, and 2020, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

Prior to 2015, the Company maintained deferred compensation agreements with former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for 10 years upon their retirement. The liabilities under these agreements were accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments had been accrued. As of December 31, 2022, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $100 thousand and $150 thousand at December 31, 2022 and 2021, respectively. There was no expense for this agreement for the years ended December 31, 2022, 2021, and 2020. As a result of acquisitions, the Company has various agreements with current and former employees and executives with balances of $5.4 million and $5.6 million at December 31, 2022 and 2021, respectively that accrue through eligibility and are payable upon retirement. The Company recognized expenses of $159 thousand, $430 thousand and $422 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

Certain named executive officers are eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The contributions charged to salary expense were $86 thousand, $184 thousand and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

Incentive Arrangements

The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals. The total amount charged to salary expense for this plan was $5.1 million, $3.1 million and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$139,427	$—	$139,427	$—
Federal agencies and GSEs	83,348	—	83,348	—
Mortgage-backed and CMOs	294,093	—	294,093	—
State and municipal	63,723	—	63,723	—
Corporate	27,471	—	27,471	—
Total securities available for sale	$608,062	$—	$608,062	$—
Loans held for sale	$1,061	$—	$1,061	$—
Derivative - cash flow hedges	$1,325	$—	$1,325	$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$149,577	$—	$149,577	$—
Federal agencies and GSEs	104,580	—	104,580	—
Mortgage-backed and CMOs	356,310	—	356,310	—
State and municipal	66,472	—	66,472	—
Corporate	15,528	—	15,528	—
Total securities available for sale	$692,467	$—	$692,467	$—
Loans held for sale	$8,481	$—	$8,481	$—
Liabilities:
Derivative - cash flow hedges	$2,800	$—	$2,800	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Other real estate owned, net	$27	$-	$-	$27

		Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2021	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	143	—	—	143

Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2022 and 2021:

			December 31, 2022	December 31, 2021
Assets	Valuation Technique	Unobservable Input	Range; Weighted Average	Range; Weighted Average

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%	8.00%

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

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$73,340	$73,340	$—	$—	$73,340
Securities available for sale	608,062	—	608,062	—	608,062
Restricted stock	12,651	—	12,651	—	12,651
Loans held for sale	1,061	—	1,061	—	1,061
Loans, net of allowance	2,166,894	—	—	2,096,480	2,096,480
Bank owned life insurance	29,692	—	29,692	—	29,692
Derivative - cash flow hedges	1,325	—	1,325	—	1,325
Accrued interest receivable	7,255	—	7,255	—	7,255

Financial Liabilities:
Deposits	$2,596,328	$—	$2,595,713	$—	$2,595,713
Repurchase agreements	370	—	370	—	370
Other short-term borrowings	100,531	—	100,531	—	100,531
Junior subordinated debt	28,334	—	—	24,479	24,479
Accrued interest payable	799	—	799	—	799

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2021 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$506,818	$506,818	$—	$—	$506,818
Securities available for sale	692,467	—	692,467	—	692,467
Restricted stock	8,056	—	8,056	—	8,056
Loans held for sale	8,481	—	8,481	—	8,481
Loans, net of allowance	1,927,902	—	—	1,914,887	1,914,887
Bank owned life insurance	29,107	—	29,107	—	29,107
Accrued interest receivable	5,822	—	5,822	—	5,822

Financial Liabilities:
Deposits	$2,890,353	$—	$2,892,487	$—	$2,892,487
Repurchase agreements	41,128	—	41,128	—	41,128
Junior subordinated debt	28,232	—	—	26,635	26,635
Accrued interest payable	392	—	392	—	392
Derivative - cash flow hedges	2,800	—	2,800	—	2,800

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, up to $58.2 million as of December 31, 2022. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.

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

Management believes that as of December 31, 2022, the Company and Bank met all capital adequacy requirements to which they are subject. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

					To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Required for Capital Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1
Company	$287,735	11.70%	$172,098	>7.00%	N/A	N/A
Bank	308,690	12.57	171,962	>7.00	$159,679	>6.50%

Tier 1 Capital
Company	316,069	12.86	208,977	>8.50	N/A	N/A
Bank	308,690	12.57	208,811	>8.50	196,528	>8.00

Total Capital
Company	336,001	13.67	258,147	>10.50	N/A	N/A
Bank	328,622	13.38	257,942	>10.50	245,660	>10.00

Leverage Capital
Company	316,069	10.36	122,086	>4.00	N/A	N/A
Bank	308,690	10.12	121,990	>4.00	152,488	>5.00

December 31, 2021
Common Equity Tier 1
Company	$270,192	12.43%	$97,798	>7.00%	N/A	N/A
Bank	285,260	13.15	151,845	>7.00	$140,999	>6.50%

Tier 1 Capital
Company	298,424	13.73	130,397	>8.50	N/A	N/A
Bank	285,260	13.15	184,383	>8.50	173,537	>8.00

Total Capital
Company	317,488	14.61	173,862	>10.50	N/A	N/A
Bank	304,324	14.03	277,767	>10.50	216,921	>10.00

Leverage Capital
Company	298,424	9.13	130,722	>4.00	N/A	N/A
Bank	285,260	8.76	130,264	>4.00	162,830	>5.00

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

Segment information as of and for the years ended December 31, 2022, 2021, and 2020, is shown in the following table (dollars in thousands):

	2022
	Community Banking	Wealth Management	Total
Interest income	$96,004	$—	$96,004
Interest expense	5,766	—	5,766
Noninterest income	12,286	6,521	18,807
Noninterest expense	61,173	2,913	64,086
Income before income taxes	39,754	3,608	43,362
Net income	31,578	2,850	34,428
Depreciation and amortization	3,496	10	3,506
Total assets	3,065,611	291	3,065,902
Goodwill	85,048	—	85,048
Capital expenditures	1,196	—	1,196

	2021
	Community Banking	Wealth Management	Total
Interest income	$95,796	$—	$95,796
Interest expense	5,405	—	5,405
Noninterest income	15,012	6,019	21,031
Noninterest expense	56,251	2,757	59,008
Income before income taxes	51,977	3,262	55,239
Net income	40,949	2,577	43,526
Depreciation and amortization	3,697	10	3,707
Total assets	3,334,347	250	3,334,597
Goodwill	85,048	—	85,048
Capital expenditures	1,000	—	1,000

	2020
	Community Banking	Wealth Management	Total
Interest income	$95,840	$—	$95,840
Interest expense	12,020	—	12,020
Noninterest income	12,054	4,789	16,843
Noninterest expense	52,245	2,320	54,565
Income before income taxes	34,714	2,468	37,182
Net income	28,052	1,993	30,045
Depreciation and amortization	3,815	10	3,825
Total assets	3,049,779	231	3,050,010
Goodwill	85,048	—	85,048
Capital expenditures	2,690	4	2,694

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Parent Company Condensed Balance Sheets	2022	2021
Cash	$3,906	$10,560
Securities available for sale, at fair value	1,639	1,766
Investment in subsidiaries	342,013	372,902
Due from subsidiaries	152	128
Other assets	2,222	607
Total Assets	$349,932	$385,963

Junior subordinated debt	$28,334	$28,232
Other liabilities	424	2,939
Shareholders' equity	321,174	354,792
Total Liabilities and Shareholders' Equity	$349,932	$385,963

	Year Ended December 31,
Parent Company Condensed Statements of Income	2022	2021	2020
Dividends from subsidiary	$16,000	$16,000	$25,500
Other income	146	411	512
Expenses	2,994	3,057	3,369
Income tax benefit	(598)	(556)	(600)
Income before equity in undistributed earnings of subsidiary	13,750	13,910	23,243
Equity in undistributed earnings of subsidiary	20,678	29,616	6,802
Net Income	$34,428	$43,526	$30,045

	Year Ended December 31,
Parent Company Condensed Statements of Cash Flows	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$34,428	$43,526	$30,045
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in earnings) of subsidiary	(20,678)	(29,616)	(6,802)
Net amortization of securities	—	10	—
Net change in other assets	(876)	27	84
Net change in other liabilities	109	102	85
Net cash provided by operating activities	12,983	14,049	23,412
Cash Flows from Investing Activities:
Sales, cal1s and maturities of equity securities	—	6,800	—
Net cash provided by investing activities	—	6,800	—
Cash Flows from Financing Activities:
Common stock dividends paid	(12,144)	(11,827)	(11,842)
Repurchase of common stock	(7,505)	(8,810)	(4,981)
Proceeds from exercise of stock options	12	89	43
Net change in subordinated debt	—	(7,500)	—
Net cash used in financing activities	(19,637)	(28,048)	(16,780)
Net increase (decrease) in cash and cash equivalents	(6,654)	(7,199)	6,632
Cash and cash equivalents at beginning of period	10,560	17,759	11,127
Cash and cash equivalents at end of period	$3,906	$10,560	$17,759

Note 23 – Supplemental Cash Flow Information

(dollars in thousands)	As of or for the Year Ended December 31,
	2022	2021	2020
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$32,207	$23,095	$30,767
Interest-bearing deposits in other banks	41,133	483,723	337,853
	$73,340	$506,818	$368,620

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,308	$5,791	$12,455
Income taxes	8,472	3,102	7,609
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	—	95
Transfer of loans to repossessions	53	—	411
Transfer from premises and equipment to other assets	—	1,316	—
Increase (decrease) in operating lease right-of-use asset	240	(21)	371
Increase (decrease) in operating lease liabilities	240	(21)	371
Unrealized gains (losses) on securities available for sale	(68,877)	(12,271)	6,399
Unrealized gains (losses) on cash flow hedges	4,125	2,068	(2,210)
Change in unfunded pension liability	1,082	590	(413)

Note 24 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

		Unrealized	Adjustments	Accumulated
	Net Unrealized	Losses on	Related to	Other
	Gains (Losses)	Cash Flow	Pension	Comprehensive
	on Securities	Hedges	Benefits	Income (Loss)
Balance at Balance at December 31, 2019	$2,902	$(2,084)	$(1,301)	$(483)
Net unrealized gains on securities available for sale, net of tax, $1,557	5,656	—	—	5,656
Reclassification adjustment for realized gains on securities, net of tax, $(176)	(638)	—	—	(638)
Net unrealized losses on cash flow hedges, net of tax, $(448)	—	(1,762)	—	(1,762)
Change in unfunded pension liability, net of tax, $(77)	—	—	(336)	(336)
Balance at December 31, 2020	7,920	(3,846)	(1,637)	2,437
Net unrealized losses on securities available for sale, net of tax, $(2,643)	(9,593)	—	—	(9,593)
Reclassification adjustment for realized gains on securities, net of tax, $(7)	(28)	—	—	(28)
Net unrealized gains on cash flow hedges, net of tax, $434	—	1,634	—	1,634
Change in unfunded pension liability, net of tax, $115	—	—	475	475
Balance at December 31, 2021	(1,701)	(2,212)	(1,162)	(5,075)
Net unrealized losses on securities available for sale, net of tax, $(14,868)	(54,009)	—	—	(54,009)
Net unrealized gains on cash flow hedges, net of tax, $866	—	3,259	—	3,259
Change in unfunded pension liability, net of tax, $233	—	—	849	849
Balance at December 31, 2022	$(55,710)	$1,047	$(313)	$(54,976)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For the Three Years Ended  December 31, 2022

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Year Ended December 31,
	2022	2021	2020
Available for sale securities:
Realized gain on sale of securities	$—	$35	$814	Securities gains, net
	—	(7)	(176)	Income taxes
	$—	$28	$638	Net of tax

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2022, as stated in their report included in Item 8 of this Form 10-K. Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2022.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and Chief Financial Officer

March 14, 2023

ITEM 9B – OTHER INFORMATION

None

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm (PCAOB ID 613). See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 8-K filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed October 19, 2022

4.1	Description of American National Bankshares Inc.'s Securities	Filed herewith

10.1	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley	Exhibit 10.1 on Form 8-K filed March 7, 2022

10.2	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey W. Farrar	Exhibit 10.2 on Form 8-K filed March 7, 2022

10.3	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Edward C. Martin	Exhibit 10.3 on Form 8-K filed March 7, 2022

10.4	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Exhibit 10.8 on Form 10-K filed March 8, 2019

10.5	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Rhonda P. Joyce	Exhibit 10.5 on Form 10-K filed March 14, 2022

10.6	Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Alexander Jung	Exhibit 10.6 on Form 10-K filed March 14, 2022

10.7	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Charles T. Canaday, Jr.	Exhibit 10.7 on Form 10-K filed March 14, 2022

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on April 22, 2008, filed on March 14, 2008

10.9	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	HomeTown Bank 2005 Stock Option Plan	Exhibit 4.0 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed April 1, 2019

10.11	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.12	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2017	Exhibit 10.12 on Form 10-K filed March 14, 2022

10.13	162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2018	Exhibit 10.13 on Form 10-K filed March 14, 2022

10.14	Adoption Agreement for the RestatedVirginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, effective January 1, 2020	Exhibit 10.14 on Form 10-K filed March 14, 2022

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

ITEM 16 – FORM 10-K SUMMARY

The registrant has not selected the option to provide the summary of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2023		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2023.

/s/ Jeffrey V. Haley	Director, President and
Jeffrey V. Haley	Chief Executive Officer (principal executive officer)

/s/ Charles H. Majors	Director and Chairman
Charles H. Majors

/s/ Nancy H. Agee	Director	s/ F. D. Hornaday, III	Director
Nancy H. Agee		F. D. Hornaday, III

/s/ J. Nathan Duggins, III	Director	/s/ John H. Love	Director
J. Nathan Duggins, III		John H. Love

/s/ William J. Farrell, II	Director	/s/ Ronda M. Penn	Director
William J. Farrell, II		Ronda M. Penn

/s/ Tammy M. Finley	Director	/s/ Dan M. Pleasant	Director
Tammy M. Finley		Dan M. Pleasant

/s/ Michael P. Haley	Director	/s/ Joel R. Shepherd	Director
Michael P. Haley		Joel R. Shepherd

/s/ Cathy W. Liles	Senior Vice President and	/s/ Jeffrey W. Farrar	Executive Vice President,
Cathy W. Liles	Chief Accounting Officer (principal accounting officer)	Jeffrey W. Farrar	Chief Operating Officer and Chief Financial Officer (principal financial officer)