Form 10-Q
period 2023-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2023-05-10
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 2, 2023, the Company had 10,625,485 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		46

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2023	December 31, 2022
Assets		*
Cash and due from banks	$45,090	$32,207
Interest-bearing deposits in other banks	58,340	41,133
Securities available for sale, at fair value	586,407	608,062
Restricted stock, at cost	9,319	12,651
Loans held for sale	650	1,061
Loans, net of deferred fees and costs	2,199,517	2,186,449
Less allowance for credit losses - loans	(24,861)	(19,555)
Net loans	2,174,656	2,166,894
Premises and equipment, net	32,440	32,900
Assets held-for-sale	1,382	1,382
Other real estate owned, net of valuation allowance	27	27
Goodwill	85,048	85,048
Core deposit intangibles, net	3,084	3,367
Bank owned life insurance	29,853	29,692
Other assets	49,359	51,478
Total assets	$3,075,655	$3,065,902

Liabilities
Noninterest-bearing deposits	$962,247	$1,010,602
Interest-bearing deposits	1,650,003	1,585,726
Total deposits	2,612,250	2,596,328
Customer repurchase agreements	63,220	370
Other short-term borrowings	25,000	100,531
Junior subordinated debt	28,359	28,334
Other liabilities	17,785	19,165
Total liabilities	2,746,614	2,744,728

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,626,066 shares outstanding at March 31, 2023 and 10,608,781 shares outstanding at December 31, 2022	10,536	10,538
Capital in excess of par value	141,713	141,948
Retained earnings	225,409	223,664
Accumulated other comprehensive loss, net	(48,617)	(54,976)
Total shareholders' equity	329,041	321,174
Total liabilities and shareholders' equity	$3,075,655	$3,065,902

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$24,912	$18,788
Interest and dividends on securities:
Taxable	2,684	2,239
Tax-exempt	65	90
Dividends	170	113
Other interest income	471	177
Total interest and dividend income	28,302	21,407
Interest Expense:
Interest on deposits	3,486	569
Interest on short-term borrowings	1,205	6
Interest on subordinated debt	387	379
Total interest expense	5,078	954
Net Interest Income	23,224	20,453
Provision for (recovery of) credit losses	329	(758)
Net Interest Income After Provision for (Recovery of) Credit Losses	22,895	21,211
Noninterest Income:
Wealth management income	1,568	1,809
Service charges on deposit accounts	556	689
Interchange fees	1,110	981
Other fees and commissions	482	266
Mortgage banking income	144	673
Securities losses, net	(68)	—
Income from Small Business Investment Companies	327	493
Income from insurance investments	29	447
(Losses) gains on premises and equipment, net	(105)	4
Other	329	238
Total noninterest income	4,372	5,600
Noninterest Expense:
Salaries and employee benefits	9,172	8,598
Occupancy and equipment	1,444	1,542
FDIC assessment	207	239
Bank franchise tax	510	476
Core deposit intangible amortization	283	330
Data processing	851	847
Software	444	363
Other real estate owned, net	—	(1)
Other	2,737	2,955
Total noninterest expense	15,648	15,349
Income Before Income Taxes	11,619	11,462
Income Taxes	2,462	2,463
Net Income	$9,157	$8,999
Net Income Per Common Share:
Basic	$0.86	$0.84
Diluted	$0.86	$0.84
Weighted Average Common Shares Outstanding:
Basic	10,630,571	10,754,287
Diluted	10,632,681	10,756,902

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$9,157	$8,999

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	8,601	(30,861)
Tax effect	(1,864)	6,662

Reclassification adjustment for losses on sales of securities available for sale	68	—
Tax effect	(7)	—

Unrealized (losses) gains on cash flow hedges	(556)	1,885
Tax effect	117	(396)

Other comprehensive income (loss)	6,359	(22,710)

Comprehensive income (loss)	$15,516	$(13,711)

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2023 and 2022
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	8,999	—	8,999

Other comprehensive loss	—	—	—	(22,710)	(22,710)

Stock repurchased (88,929 shares)	(89)	(3,306)	—	—	(3,395)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (11,912 shares)	12	(12)	—	—	—

Equity based compensation (4,249 shares)	4	378	—	—	382

Cash dividends paid, $0.28 per share	—	—	(3,006)	—	(3,006)

Balance, March 31, 2022	$10,638	$144,848	$207,373	$(27,785)	$335,074

Balance, December 31, 2022	$10,538	$141,948	$223,664	$(54,976)	$321,174

Net income	—	—	9,157	—	9,157

Other comprehensive income	—	—	—	6,359	6,359

Stock repurchased (20,443 shares)	(20)	(654)	—	—	(674)

Vesting of restricted stock (13,158 shares)	13	(13)	—	—	—

Equity based compensation (5,278 shares)	5	432	—	—	437

Impact of adoption of CECL	—	—	(4,221)	—	(4,221)

Cash dividends paid, $0.30 per share	—	—	(3,191)	—	(3,191)

Balance, March 31, 2023	$10,536	$141,713	$225,409	$(48,617)	$329,041

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,157	$8,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	329	(758)
Depreciation	534	547
Net accretion of acquisition accounting adjustments	(685)	(556)
Core deposit intangible amortization	283	330
Net amortization of securities	198	500
Net loss on sale or call of securities available for sale	68	—
Gain on sale of loans held for sale	(144)	(673)
Proceeds from sales of loans held for sale	14,099	26,414
Originations of loans held for sale	(13,544)	(19,784)
Net loss (gain) on sale or disposal of premises and equipment	105	(4)
Equity based compensation expense	437	382
Net change in bank owned life insurance	(161)	(52)
Deferred income tax (benefit) expense	(992)	641
Net change in other assets	2,544	(1,086)
Net change in other liabilities	(2,285)	(34)
Net cash provided by operating activities	9,943	14,866

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,180	—
Proceeds from maturities, calls and paydowns of securities available for sale	16,794	42,594
Purchases of securities available for sale	—	(67,664)
Net change in restricted stock	3,332	(428)
Net increase in loans	(12,430)	(40,794)
Net change in collateral with other financial institutions	—	1,200
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment	(74)	(366)
Net cash provided by (used in) investing activities	20,802	(65,454)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	(48,355)	15,697
Net change in interest-bearing deposits	64,246	20,081
Net change in customer repurchase agreements	62,850	(2,601)
Repayment of other short-term borrowings	(75,531)	—
Common stock dividends paid	(3,191)	(3,006)
Repurchase of common stock	(674)	(3,395)
Proceeds from exercise of stock options	—	12
Net cash (used in) provided by financing activities	(655)	26,788
Net Increase (Decrease) in Cash and Cash Equivalents	30,090	(23,800)
Cash and Cash Equivalents at Beginning of Period	73,340	510,868
Cash and Cash Equivalents at End of Period	$103,430	$487,068

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and goodwill and intangible assets.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period. Certain prior period balances have been reclassified to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

On January 1, 2023, The Company adopted Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses from the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL required changes to the accounting for available for sale debt securities. One such change is to require impairments deemed to be permanent in nature as credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities. The adjustments recorded at adoption were increases to the allowance for credit losses on loans of $5.2 million, $305 thousand to the reserve for unfunded loan commitments and $1.2 million to deferred tax assets. The adjustment to retained earnings was a decrease of $4.2 million.

The Company adopted Accounting Standards Codification ("ASC") 326 using the prospective transition approach for purchased credit deteriorated ("PCD") assets that were previously classified as purchased credit impaired ("PCI") under ASC 310-30. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss Model"). The Company adopted ASC 326 using the prospective transition approach for debt securities. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan is 90 days past due, or earlier if the Company believes the collection of interest is doubtful.

In March 2022, FASB issued ASU No. 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the Financial Accounting Standards Board ("FASB") as part of its post-implementation review of the credit losses standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs") by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023. The TDR classification is no longer applicable subsequent to December 31, 2022. The adoption of ASU No. 2022-02 did not have a material affect on the Company's consolidated financial statements. See Note 3 -"Loans" for discussion.

Information contained within the report prior to adoption of ASU No. 2022-02 and ASU No. 2016-13 for the first quarter of 2022 and the year ended December 31, 2022, reflects prior GAAP.

The following table illustrates the impact of the adoption of ASC 326 on the allowance for credit losses - loans, deferred tax assets, unfunded commitments and retained earnings (dollars in thousands):

	As previously reported	Impact of PCD Loans	Impact of CECL	As reported
Assets:	Incurred Loss	Gross-up	Adoption	Under CECL
Allowance for credit losses -loans	December 31, 2022	January 1, 2023	January 1, 2023	January 1, 2023
Commercial	$2,874	$-	$883	$3,757
Commercial real estate:
Construction and land development	1,796	14	258	2,068
Commercial real estate - owner occupied	3,785	110	968	4,863
Commercial real estate - non-owner occupied	7,184	30	2,039	9,253
Residential:				-
Residential real estate	3,077	41	612	3,730
Home equity	790	3	187	980
Consumer	49	7	40	96
Total loans, net of deferred fees and costs	$19,555	$205	$4,987	$24,747

Deferred Tax Asset	$5,315	$—	$1,164	$6,479

Liabilities:
Allowance for unfunded commitments	$377	$—	$305	$682

Equity:
Retained earnings	$223,664	$—	$(4,221)	$219,443

Allowance for Credit Losses- Loans

The provision for credit losses charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected losses in the Company’s loan portfolio. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs. The ACL represents management’s estimate of credit losses over the remaining life of the loan portfolio. Loans are charged off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ACL.

The Company's ACL consists of quantitative and qualitative allowances and an allowance for loans that are individually assessed for credit losses. Each of these components is determined based upon estimates and judgments. The quantitative allowance uses historical default and loss experience as well as estimates for weighted average lives to calculate lifetime expected losses, along with various qualitative factors, including the effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period of 24 months; experience of lending staff; quality of the loan review system; and changes in the regulatory, legal, and competitive environment. The Company considers economic forecasts from highly recognized third-parties for the model inputs. Loans are segmented based on the type of loan and internal risk ratings. The Company utilizes two calculation methodologies to estimate the collective quantitative allowance: the vintage method and the non-discounted cash flow method. Allowance estimates for residential real estate loans are determined by a vintage method which pools loans by date of origination and applies historical average loss rates based on the age of the loans. Allowance estimates for all other loan types are determined by a non-discounted cash flow method which applies historical probabilities of default and loss given default rates to model expected cash flows for each loan through its life and forecast future expected losses.

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ACL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ACL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed to be a confirmed loss.

Allowance for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The calculation of the allowance is consistent with the loss rate calculations for the loan portfolio described above. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in "Other Liabilities" within the Company’s Consolidated Balance Sheets.

Allowance for Available for Sale ("AFS") Securities

For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. There is currently no ACL recorded against any securities in the Company’s AFS securities portfolio at March 31, 2023. See Note 2 - " Securities" for additional information on the Company’s ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

Recent Accounting Pronouncements

In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company has assessed ASU 2022-06 and its impact on the transition away from LIBOR for its loan and other financial instruments and does not expect it to have a material impact on the Company's consolidated financial statements.

Note 2 – Securities

The amortized cost and fair value of investments in securities AFS at March 31, 2023 were as follows (dollars in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$151,957	$—	$10,405	$141,552
Federal agencies and GSEs	89,934	3	5,664	84,273
Mortgage-backed and CMOs	324,430	2	38,201	286,231
State and municipal	51,164	—	4,255	46,909
Corporate	31,301	—	3,859	27,442
Total securities available for sale	$648,786	$5	$62,384	$586,407

The amortized cost and fair value of investments in AFS securities at December 31, 2022 were as follows (dollars in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,033	$—	$12,606	$139,427
Federal agencies and GSEs	90,363	4	7,019	83,348
Mortgage-backed and CMOs	336,393	1	42,301	294,093
State and municipal	69,023	12	5,312	63,723
Corporate	31,299	—	3,828	27,471
Total securities available for sale	$679,111	$17	$71,066	$608,062

The adoption of ASU 2016-13 required evaluation of AFS securities for credit losses. At  March 31, 2023, there was no allowance for credit losses related to the AFS portfolio. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $1.6 million at March 31, 2023. Prior guidance was in effect at December 31, 2022.

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2023 and  December 31, 2022 was as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
FRB stock	$6,556	$6,545
FHLB stock	2,763	6,106
Total restricted stock	$9,319	$12,651

Unrealized Losses on Securities

The following table shows estimated fair value and gross unrealized losses for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at March 31, 2023. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

AFS securities that have been in a continuous unrealized loss position, at March 31, 2023, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$141,552	$10,405	$—	$—	$141,552	$10,405
Federal agencies and GSEs	83,941	5,664	15,187	346	68,754	5,318
Mortgage-backed and CMOs	285,938	38,201	22,631	596	263,307	37,605
State and municipal	46,062	4,255	9,841	118	36,221	4,137
Corporate	27,442	3,859	5,140	411	22,302	3,448
Total	$584,935	$62,384	$52,799	$1,471	$532,136	$60,913

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2022 (dollars in thousands):

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. All of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at March 31, 2023.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 42 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Thirty-seven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at March 31, 2023.

Mortgage-backed securities: The unrealized losses on the Company's investment in 130 GSE mortgage-backed securities were caused by normal market fluctuations. Ninety-three of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at March 31, 2023.

Collateralized Mortgage Obligations: The unrealized losses associated with 56 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Forty-nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at March 31, 2023.

State and municipal securities: The unrealized losses on 64 state and municipal securities were caused by normal market fluctuations. Fifty-six of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at March 31, 2023.

Corporate securities: The unrealized losses on 13 corporate securities were caused by normal market fluctuations and not credit deterioration. Seven of these securities were in an unrealized loss position for 12 months or more. One of these securities is rated Aaa by Moody's, and another is rated Baa2. The remaining eleven securities are not rated, and the Company conducts thorough internal quarterly credit reviews to assess ongoing financial strength including asset quality, capital and liquidity including independent evaluation of risk profiles. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at  March 31, 2023.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company concluded there were no credit losses related to restricted stock at March 31, 2023

Allowance for Credit Losses-Available for Sale Securities

As of March 31, 2023 and December 31, 2022, there were no allowances for credit losses-securities available for sale. The Company evaluated the portfolio for credit losses and determined it consists of securities with high credit ratings and/or are backed by the U. S. Government and has no history of losses, therefore, no allowance was required.

Realized Gains and Losses

The Company had net  proceeds from sales of AFS securities totaling $13.2 million for the three months ended March 31, 2023. Gross realized gains on sales for the period were $55 thousand, while gross realized losses were $123 thousand, which resulted in a net realized loss of $68 thousand. The Company did not have any sales of AFS securities during the three months ended  March 31, 2022.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at March 31, 2023 and  December 31, 2022, were comprised of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial	$304,486	$304,247
Commercial real estate:
Construction and land development	215,975	197,525
Commercial real estate - owner occupied	415,106	418,462
Commercial real estate - non-owner occupied	822,347	827,728
Residential real estate:
Residential	343,548	338,132
Home equity	91,408	93,740
Consumer	6,647	6,615
Total loans, net of deferred fees and costs	$2,199,517	$2,186,449

Acquired Loans

The following information for the year ended  December 31, 2022 was in accordance with guidance in effect prior to the adoption of ASC 326. The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at  December 31, 2022 were as follows (dollars in thousands):

December 31, 2022
Outstanding principal balance	$125,856
Carrying amount	120,432

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates were as follows (dollars in thousands):

December 31, 2022
Outstanding principal balance	$17,788
Carrying amount	13,541

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applied ASC 310-30 (dollars in thousands):

December 31, 2022
Balance at January 1	$4,902
Accretion	(2,186)
Reclassification from nonaccretable difference	986
Other changes, net (1)	(172)
$3,530

  __________________________

  (1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2023 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$206	$38	$—	$4	$248	$304,238	$304,486
Commercial real estate:
Construction and land development	—	—	—	—	—	215,975	215,975
Commercial real estate - owner occupied	—	156	—	617	773	414,333	415,106
Commercial real estate - non-owner occupied	—	—	—	295	295	822,052	822,347
Residential:
Residential	136	—	—	749	885	342,663	343,548
Home equity	—	—	—	203	203	91,205	91,408
Consumer	—	—	—	19	19	6,628	6,647
Total	$342	$194	$—	$1,887	$2,423	$2,197,094	$2,199,517

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$161	$—	$—	$4	$165	$304,082	$304,247
Commercial real estate:
Construction and land development	—	—	—	—	—	197,525	197,525
Commercial real estate - owner occupied	724	268	—	—	992	417,470	418,462
Commercial real estate - non-owner occupied	319	—	—	301	620	827,108	827,728
Residential:
Residential	664	90	—	797	1,551	336,581	338,132
Home equity	104	—	—	205	309	93,431	93,740
Consumer	—	—	16	—	16	6,599	6,615
Total	$1,972	$358	$16	$1,307	$3,653	$2,182,796	$2,186,449

The following table is a summary of nonaccrual loans by major categories for the periods indicated (dollars in thousands):

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$4	$4	$4
Commercial real estate:
Construction and land development	-	-	-	-
Commercial real estate-owner occupied	617	-	617	-
Commercial real estate-non-owner occupied	295	-	295	301
Residential:			-
Residential	499	250	749	797
Home equity	161	42	203	205
Consumer	-	19	19	-
Total	$1,572	$315	$1,887	$1,307

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2023 (dollars in thousands):

For the Three Months Ended March 31, 2023
Commercial	$1
Commercial real estate:
Construction and land development	-
Commercial real estate-owner occupied	8
Commercial real estate-non-owner occupied	-
Residential:
Residential	2
Home equity	-
Consumer	-
Total accrued interest reversed	$11

The following table presents a nonaccrual loan analysis of collateral dependent loans as of March 31, 2023. Only loans over the Company's threshold are assessed (dollars in thousands).

	Residential	Business		Commercial	Owner	Total
	Properties	Assets	Land	Property	Occupied	Loans

Commercial real estate:	$-	$-	$-	$295	$617	$912
Residential:
Residential	391	-	-	108	-	499
Home equity	161	-	-	-	-	161
Total collateral dependent loans	$552	$-	$-	$403	$617	$1,572

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis as of March 31, 2023 of the loan modified to a borrower experiencing financial difficulty during the three months ended March 31,2023 in accordance with ASU 2022-02. It is shown by class of loan and type of concession granted and describes the financial effect of the modification made to the borrower experiencing financial difficulty (dollars in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial real estate-owner occupied	$2,422	0.58%	Added a year to the term of one loan with principal deferment.

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2022 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,420	2,420	—	1,454	108
Commercial real estate - non-owner occupied	1,360	1,359	—	1,186	40
Residential:
Residential	1,149	1,156	—	935	21
Home equity	165	165	—	93	—
Consumer	—	—	—	—	—
	$5,094	$5,100	$—	$3,668	$169
With a related allowance recorded:
Commercial	$—	$—	$—	$139	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied (1)	—	—	—	—	—
Residential:
Residential (1)	—	—	—	41	—
Home equity	—	—	—	—	—
Consumer	—	—	—	38	—
	$—	$—	$—	$218	$—
Total:
Commercial	$—	$—	$—	$139	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate - owner occupied	2,420	2,420	—	1,454	108
Commercial real estate - non-owner occupied	1,360	1,359	—	1,186	40
Residential:
Residential	1,149	1,156	—	976	21
Home equity	165	165	—	93	—
Consumer	—	—	—	38	—
	$5,094	$5,100	$—	$3,886	$169

  __________________________

  (1) Allowance is reported as zero in the table due to presentation in thousands and rounding.

In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans with unearned costs that exceed unearned fees.

Residential Real Estate in Process of Foreclosure

The Company had $497 thousand in residential loans in process of foreclosure at March 31, 2023 and $715 thousand in process of foreclosure at  December 31, 2022,. The Company had no residential other real estate owned ("OREO") at March 31, 2023 or at  December 31, 2022.

Risk Grades

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

The following table show the Company's recorded investment in loans by credit quality indicators further disaggregated by year of origination as of  March 31, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$9,472	$47,620	$62,685	$23,580	$12,498	$33,723	$99,913	$289,491
Special Mention	-	1,267	1,318	98	647	1,753	5,181	10,264
Substandard	6	-	-	-	456	1,247	3,022	4,731
Total commercial	$9,478	$48,887	$64,003	$23,678	$13,601	$36,723	$108,116	$304,486
Current period gross write-offs	$-	$-	$(360)	$-	$-	$-	$-	$(360)

Construction and land development
Pass	$3,184	$76,316	$96,857	$8,539	$5,420	$18,073	$6,506	$214,895
Special Mention	-	1,080	-	-	-	-	-	1,080
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$3,184	$77,396	$96,857	$8,539	$5,420	$18,073	$6,506	$215,975
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass	$6,556	$60,675	$104,240	$44,728	$26,980	$151,305	$6,179	$400,663
Special Mention	-	-	1,437	236	-	829	-	2,502
Substandard	1,279	-	360	2,363	-	5,598	2,341	11,941
Total commercial real estate - owner occupied	$7,835	$60,675	$106,037	$47,327	$26,980	$157,732	$8,520	$415,106
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Pass	$6,240	$142,424	$199,730	$138,967	$89,430	$230,905	$7,618	$815,314
Special Mention	-	-	-	-	913	5,486	-	6,399
Substandard	-	-	-	-	315	319	-	634
Total commercial real estate - non-owner occupied	$6,240	$142,424	$199,730	$138,967	$90,658	$236,710	$7,618	$822,347
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$16,621	$104,345	$90,511	$26,636	$15,322	$72,176	$13,107	$338,718
Special Mention	-	263	206	-	321	827	-	1,617
Substandard	-	-	752	134	188	2,072	67	3,213
Total residential	$16,621	$104,608	$91,469	$26,770	$15,831	$75,075	$13,174	$343,548
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Pass	$-	$-	$-	$-	$-	$-	$90,730	$90,730
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	678	678
Total home equity	$-	$-	$-	$-	$-	$-	$91,408	$91,408
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,004	$1,962	$794	$403	$224	$1,804	$432	$6,623
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	3	-	-	-	20	1	24
Total consumer	$1,004	$1,965	$794	$403	$224	$1,824	$433	$6,647
Current period gross write-offs	$-	$-	$(5)	$-	$-	$(30)	$-	$(35)

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$288,041	$197,331	$405,223	$826,844	$333,124	$93,062
Special Mention	10,657	—	2,388	239	1,577	—
Substandard	5,548	194	10,851	645	3,431	678
Doubtful	1	—	—	—	—	—
Total	$304,247	$197,525	$418,462	$827,728	$338,132	$93,740

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,599
Nonperforming	16
Total	$6,615

Note 4 – Allowance for Credit Losses - Loans and Reserve for Unfunded Lending Commitments

Changes in the allowance for credit losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022
Allowance for Credit Losses - Loans
Balance, beginning of period	$19,555	$18,678	$18,678
Day 1 impact of CECL adoption	5,192	-	-
Provision for (recovery of) credit losses	329	1,597	(758)
Charge-offs	(395)	(1,019)	(37)
Recoveries	180	299	105
Balance, end of period	$24,861	$19,555	$17,988

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$377	$386	$386
Day 1 impact of CECL adoption	305	-	-
Provision for (recovery of) unfunded commitments	6	(9)	26
Balance, end of period	$688	$377	$412

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for unfunded loan commitments is included in other liabilities on the Company's consolidated balance sheets.

The following table presents changes in the Company's allowance for credit losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2023 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total
Allowance for Credit Losses - Loans
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	245	212	(28)	(21)	(38)	(24)	(17)	329
Charge-offs	(360)	—	—	—	—	—	(35)	(395)
Recoveries	34	—	6	24	62	8	46	180
Balance at March 31, 2023	$3,676	$2,280	$4,841	$9,256	$3,754	$964	$90	$24,861

__________________________

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2022 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Provision for loan losses	442	399	(199)	476	373	106	1,597
Charge-offs	(357)	—	—	(436)	(5)	(221)	(1,019)
Recoveries	121	—	20	3	41	114	299
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Balance at December 31, 2022:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,873	1,772	3,762	7,184	3,822	49	19,462
Purchased credit impaired loans	1	24	23	—	45	—	93
Total	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Loans
Individually evaluated for impairment	$—	$—	$2,420	$1,360	$1,314	$—	$5,094
Collectively evaluated for impairment	304,240	196,357	408,656	824,153	427,809	6,599	2,167,814
Purchased credit impaired loans	7	1,168	7,386	2,215	2,749	16	13,541
Total	$304,247	$197,525	$418,462	$827,728	$431,872	$6,615	$2,186,449

__________________________

The allowance for credit losses - loans is allocated to loan segments based upon historical default and loss experience, weighted average life estimates, risk grades on individual loans, and qualitative factors. Qualitative factors include effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period; experience of lending staff; quality of loan review system; and changes in the regulatory, legal, and competitive environment.

The Company recorded a provision for credit losses for the first quarter of 2023 of $329 thousand compared to a negative provision of $758 thousand in the first quarter of the previous year. The provision expense for the first quarter of 2023 was a function of loan growth and net charge-off activity during the period. The negative provision expense in the first quarter of 2022 was the result of improvement in economic conditions, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill annually as of June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. In the last evaluation of goodwill, which was the annual evaluation at June 30, 2022, the Company concluded that no impairment existed. No indicators of impairment or triggering events were identified during the three months ended March 31, 2023 or 2022.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2023, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$85,048	$3,367
Amortization	—	(283)
Balance at March 31, 2023	$85,048	$3,084

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	March 31, 2023	December 31, 2022
Lease liabilities	$3,071	$3,318
Right-of-use assets	$3,003	$3,245
Weighted average remaining lease term (years)	6.83	6.77
Weighted average discount rate	3.19%	3.16%

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$267	$267
Short-term lease cost	—	—
Total lease cost	$267	$267

Cash paid for amounts included in the measurement of lease liabilities	$272	$269

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of March 31, 2023
Nine months ending December 31, 2023	$730
Twelve months ending December 31, 2024	573
Twelve months ending December 31, 2025	516
Twelve months ending December 31, 2026	279
Twelve months ending December 31, 2027	208
Twelve months ending December 31, 2028	209
Thereafter	933
Total undiscounted cash flows	3,448
Discount	(377)
Lease liabilities	$3,071

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, short-term borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Customer repurchase agreements	$63,220	$370
Other short-term borrowings	25,000	100,531
Total short-term borrowings	$88,220	$100,901

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  March 31, 2023, $918.4 million in eligible collateral was pledged under the blanket floating lien agreement, which covers both short-term and long-term borrowings. FHLB availability based on pledged collateral at March 31, 2023 was $680.8 million, with $485.8 million remaining collateral eligible to be pledged.

The Company had junior subordinated debt at March 31, 2023 and 2022, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2023, the Bank's public deposits totaled $292.5 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2023, the Company had $170.0 million in letters of credit with the FHLB outstanding, as well as $147.6 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned unconsolidated subsidiary of the Company, issued $20.0 million of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the any time. Distributions are cumulative and accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619 thousand received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20.6 million of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.

The Company has $8.8 million in junior subordinated debt to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts were not consolidated in the Company's financial statements.

In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619 thousand equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  March 31, 2023 and December 31, 2022 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,615	4,601

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,125	3,114

				$28,359	$28,334

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $540 thousand and $484 thousand at March 31, 2023 and $554 thousand and $495 thousand at  December 31, 2022, respectively. The original fair value adjustments of $1.2 million and $1.0 million are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$770	$—	$850

	December 31, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,325	$—	$850

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock option awards representing 40,753 shares of the Company's common stock were issued in conjunction with the HomeTown acquisition in 2019. At March 31, 2023, the Company had 4,150 outstanding and exercisable stock options remaining at an exercise price of $16.63. The outstanding options have a remaining final maturity date of  October 2023 and have an aggregate intrinsic value of $63 thousand. As of March 31, 2023, there were no nonvested stock option grants and no unrecognized compensation expense.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2023 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2022	71,707	$33.39
Granted	32,554	36.50
Vested	(13,698)	36.84
Forfeited	(104)	35.24
Nonvested at March 31, 2023	90,459	$33.98

As of March 31, 2023 and December 31, 2022, there was $1.1 million in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The cost is expected to be recognized over the next 12 to 36 months. The share-based compensation expense for nonvested restricted stock was $261 thousand and $219 thousand during the first three months of 2023 and 2022, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,630,571	$0.86	10,754,287	$0.84
Effect of dilutive securities - stock options	2,110	—	2,615	—
Diluted earnings per share	10,632,681	$0.86	10,756,902	$0.84

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three months ended March 31, 2023 and 2022.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2023 or December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2023 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$141,552	$—	$141,552	$—
Federal agencies and GSEs	84,273	—	84,273	—
Mortgage-backed and CMOs	286,231	—	286,231	—
State and municipal	46,909	—	46,909	—
Corporate	27,442	—	27,442	—
Total securities available for sale	$586,407	$—	$586,407	$—
Loans held for sale	$650	$—	$650	$—
Derivatives - cash flow hedges	$770	$—	$770	$—

	Fair Value Measurements at December 31, 2022 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$139,427	$—	$139,427	$—
Federal agencies and GSEs	83,348	—	83,348	—
Mortgage-backed and CMOs	294,093	—	294,093	—
State and municipal	63,723	—	63,723	—
Corporate	27,471	—	27,471	—
Total securities available for sale	$608,062	$—	$608,062	$—
Loans held for sale	$1,061	$—	$1,061	$—
Derivative - cash flow hedges	$1,325	$—	$1,325	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans evaluated for credit losses: Loans are individually evaluated for credit losses when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. These loans are assessed based on the fair value of the collateral values only and not evaluated based on loan type or risk characteristics. The measurement of the loss associated with the loans can be based on either the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company's collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company's judgment to determine projected cash flows. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Individually assessed loans allocated to the allowance for credit losses - loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income.

Other real estate owned: Measurement for fair values for OREO are the same as loans evaluated for credit losses. Any fair value adjustments are recorded in the period incurred as a valuation allowance against OREO with the associated expense included in OREO expense, net on the consolidated statements of income.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2023 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	Level 1	Level 2	Level 3
Assets:
Individually assessed loans, net of valuation allowance	$1,572	$—	$—	$1,572
Other real estate owned, net	27	—	—	27

	Fair Value Measurements at December 31, 2022 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	27	—	—	27

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2023 and December 31, 2022

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Individually assessed loans	Discounted appraised value	Selling cost	8.00% - 15%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2023 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2023 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$103,430	$103,430	$—	$—	$103,430
Securities available for sale	586,407	—	586,407	—	586,407
Restricted stock	9,319	—	9,319	—	9,319
Loans held for sale	650	—	650	—	650
Loans, net of allowance	2,174,656	—	—	2,095,154	2,095,154
Derivative - cash flow hedges	770	—	770	—	770
Bank owned life insurance	29,853	—	29,853	—	29,853
Accrued interest receivable	6,750	—	6,750	—	6,750

Financial Liabilities:
Deposits	$2,612,250	$—	$2,610,215	$—	$2,610,215
Repurchase agreements	63,220	—	63,220	—	63,220
Other short-term borrowings	25,000	25,000	—	—	25,000
Junior subordinated debt	28,359	—	—	24,112	24,112
Accrued interest payable	1,286	—	1,286	—	1,286

The carrying values and the exit pricing concept fair values of the Company's financial instruments at December 31, 2022 are as follows (dollars in thousands):

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

Segment information as of and for the three months ended March 31, 2023 and 2022 shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended March 31, 2023
	Community Banking	Wealth Management	Total
Interest income	$28,302	$—	$28,302
Interest expense	5,078	—	5,078
Noninterest income	2,804	1,568	4,372
Noninterest expense	14,911	737	15,648
Income before income taxes	10,788	831	11,619
Net income	8,502	655	9,157
Depreciation and amortization	876	1	877
Total assets	3,075,340	315	3,075,655
Goodwill	85,048	—	85,048
Capital expenditures	74	—	74

	As of and For the Three Months Ended March 31, 2022
	Community Banking	Wealth Management	Total
Interest income	$21,407	$—	$21,407
Interest expense	954	—	954
Noninterest income	3,547	1,809	5,600
Noninterest expense	14,164	693	15,349
Income before income taxes	12,080	1,116	11,462
Net income	9,537	876	8,999
Depreciation and amortization	875	2	877
Total assets	3,345,962	276	3,346,238
Goodwill	85,048	—	85,048
Capital expenditures	366	—	366

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the three months ended March 31, 2023 and 2022 is shown in the following table (dollars in thousands):

	2023	2022
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$45,090	$34,506
Interest-bearing deposits in other banks	58,340	452,562
Cash and Cash Equivalents	$103,430	$487,068

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,575	$995
Income taxes	—	—
Noncash investing and financing activities:
Net unrealized gains/(losses) on securities available for sale	8,669	(30,861)
Net unrealized gains on cash flow hedges	278	1,885

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Losses on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(6,662)	(24,199)	—	—	(24,199)

Net unrealized gains on cash flow hedges, net of tax, $396	—	1,489	—	1,489

Balance at March 31, 2022	$(25,900)	$(723)	$(1,162)	$(27,785)

Balance at December 31, 2022	$(55,710)	$1,047	$(313)	$(54,976)

Net unrealized gains on securities available for sale, net of tax, $1,871	6,737	—	—	6,737

Reclassification adjustment for realized gains on securities, net of tax, ($7)	61	—	—	61

Net unrealized losses on cash flow hedges, net of tax, $(117)	—	(439)	—	(439)

Balance at March 31, 2023	$(48,912)	$608	$(313)	$(48,617)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Form 10-Q of American National Bankshares Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding anticipated changes in the interest rate environment, future economic conditions and the impacts of current economic uncertainties, and projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," "intend," "will," "may," "view," "seek to," "opportunity," "potential," "continue," "confidence" or words of similar meaning, or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•

the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company's or banking industry's reputation becomes damaged;
•

the adequacy of the level of the Company's allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses;

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

•	the impact of health emergencies, epidemics or pandemics, including the COVID-19 pandemic;
•	risks related to environmental, social and governance ESG practices; and
•	risks associated with mergers and acquisitions and other expansion activities.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022, including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2023 presentation.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors. The Company's critical accounting policies, which are summarized below, relate to the allowance for credit losses ("ACL") and goodwill and intangible assets. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2022.

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

Allowance for Credit Losses - Loans

The purpose of the ACL is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses for loans, available for sale securities and unfunded commitments, and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The goal of the Company is to maintain an appropriate, systematic, and consistently applied process to determine the amounts of the ACL and the provision for or recovery of credit loss expense.

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

Calculation and analysis of the ACL is prepared quarterly by the Finance Department with review and input from Credit Administration. The Company's Credit Committee, Risk and Compliance Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

The Company's ACL has two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates and judgments.

The Company's ACL consists of quantitative and qualitative allowances and an allowance for loans that are individually assessed for credit losses. Each of these components is determined based upon estimates and judgments. The quantitative allowance uses historical default and loss experience as well as estimates for weighted average lives to calculate lifetime expected losses, along with various qualitative factors, including the effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period of 24 months; experience of lending staff; quality of the loan review system; and changes in the regulatory, legal, and competitive environment. The Company considers economic forecasts from highly recognized third-parties for the model inputs. Loans are segmented based on the type of loan and internal risk ratings. The Company utilizes two calculation methodologies to estimate the collective quantitative allowance: the vintage method and the non-discounted cash flow method. Allowance estimates for residential real estate loans are determined by a vintage method which pools loans by date of origination and applies historical average loss rates based on the age of the loans. Allowance estimates for all other loan types are determined by a non-discounted cash flow method which applies historical probabilities of default and loss given default rates to model expected cash flows for each loan through its life and forecast future expected losses.

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the ACL is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the ACL is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed to be a confirmed loss.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value annually at June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The annual evaluation at June 30, 2022 concluded that no impairment existed. No indicators of impairment or triggering events were identified during the three months ended March 31, 2023 or 2022.

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

RESULTS OF OPERATIONS

Executive Overview

First quarter 2023 financial highlights include the following:

•	Net income was $9.2 million, or $0.86 per diluted common share for the first quarter of 2023, compared to $8.0 million or $0.76 per diluted common share for the previous quarter and $9.0 million or $0.84 per diluted common share for the same quarter of 2022.

•	Deposits grew $15.9 million, or 2.5% during the quarter and decreased $314.0 million, or 10.7% from the same quarter of 2022.

•	Loans grew $13.1 million, or 0.6% during the quarter and increased $211.5 million, or 10.6% from the same quarter of 2022.

•	Fully taxable equivalent net interest margin was 3.20% for the first quarter, up from 3.33% in the previous quarter and 2.63% in the same quarter of the prior year.

•

On January 1, 2023, the Company adopted the current expected credit losses ("CECL") standard for estimating credit losses, which resulted in an increase of $5.2 million in the ACL, $305 thousand in the reserve liability for unfunded commitments, $1.2 million in deferred tax assets and decreased retained earnings by $4.2 million. The Company recognized a provision for credit losses in the first quarter of 2023 of $329 thousand compared to $1.2 million in the prior quarter and a negative provision of $758 thousand in the first quarter of 2022.

•	Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.04%) for the first quarter of 2023, compared to 0.15% in the previous quarter and (0.01%) in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.06% at each of March 31, 2023, and at March 31, 2022 compared to 0.05% at December 31, 2022.

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

Three months ended March 31, 2023 and 2022

Net interest income on a taxable equivalent basis was $23.3  million for the first quarter of 2023 an increase of $2.8 million, compared to $20.5 million, or 13.5% for the same quarter of 2022. Average loan balances for the 2023 quarter were up $216.2 million, or 11.0%, over the 2022 quarter reflecting core loan growth since the first quarter of 2022. Loan yields for the quarter were 74 basis points higher than the 2022 quarter.

For the first quarter of 2023, the Company's yield on interest-earning assets was 3.91%, compared to 2.75% for the first quarter of 2022. The cost of interest-bearing deposits was 0.88% for the 2023 quarter compared to 0.12% for the 2022 quarter. The interest rate spread was 2.74% for the 2023 quarter compared to 2.55% for the 2022 quarter. The net interest margin, on a fully taxable equivalent basis, was 3.20% for the 2023 quarter compared to 2.63% for the 2022 quarter, an increase of 57 basis points. The increase from the same quarter in 2022 is a reflection of changing mix of assets and increasing market rates resulting in an increase in the yield on average earning assets of 116 basis points partially offset by a 97 basis point rise in the cost of average interest-bearing liabilities.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2023 and 2022. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
	Average Balance		Income/Expense		Yield/Rate

Total loans	$2,187,086	$1,970,910	$24,957	$18,822	4.57%	3.83%

Securities:
Taxable	665,635	692,998	2,854	2,351	1.72	1.36
Tax exempt	12,303	17,875	82	115	2.67	2.56
Total securities	677,938	710,873	2,936	2,466	1.75	1.39

Deposits in other banks	45,141	444,778	471	177	4.23	0.16

Total interest-earning assets	2,910,165	3,126,561	28,364	21,465	3.91	2.75

Non-earning assets	146,753	193,753

Total assets	$3,056,918	$3,320,314

Deposits:
Demand	$474,334	$525,508	174	37	0.15	0.03
Savings and money market	864,008	1,016,443	2,288	108	1.07	0.04
Time	275,931	338,922	1,024	424	1.51	0.51
Total deposits	1,614,273	1,880,873	3,486	569	0.88	0.12

Customer repurchase agreements	6,597	41,337	65	6	4.02	0.06
Other short-term borrowings	98,497	—	1,140	—	4.63	—
Long-term borrowings	28,342	28,241	387	379	5.46	5.37
Total interest-bearing liabilities	1,747,709	1,950,451	5,078	954	1.17	0.20

Noninterest-bearing demand deposits	969,001	1,000,020
Other liabilities	16,711	18,304
Shareholders' equity	323,497	351,539
Total liabilities and shareholders' equity	$3,056,918	$3,320,314

Interest rate spread					2.74%	2.55%
Net interest margin					3.20%	2.63%

Net interest income (taxable equivalent basis)			23,286	20,511
Less: Taxable equivalent adjustment			62	58
Net interest income			$23,224	$20,453

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31,
	2023 vs. 2022
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income

Total loans	$6,135	$3,926	$2,209

Securities:
Taxable	503	599	(96)
Tax exempt	(33)	4	(37)
Total securities	470	603	(133)
Deposits in other banks	294	591	(297)
Total interest income	6,899	5,120	1,779

Interest expense
Deposits:
Demand	137	141	(4)
Savings and money markets	2,180	2,199	(19)
Time	600	692	(92)
Total deposits	2,917	3,032	(115)
Customer repurchase agreements	59	68	(9)
Other short-term borrowings	1,140	1,140	—
Long-term borrowings	8	7	1
Total interest expense	4,124	4,247	(123)
Net interest income	$2,775	$873	$1,902

Noninterest Income

Three months ended March 31, 2023 and 2022

For the quarter ended March 31, 2023, noninterest income decreased $1.2 million, or 21.9%, compared to the comparable 2022 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$1,568	$1,809	$(241)	(13.3)%
Service charges on deposit accounts	556	689	(133)	(19.3)
Interchange fees	1,110	981	129	13.1
Other fees and commissions	482	266	216	81.2
Mortgage banking income	144	673	(529)	(78.6)
Securities losses, net	(68)	—	(68)	—
Income from Small Business Investment Companies	327	493	(166)	(33.7)
Income from insurance investments	29	447	(418)	(93.5)
(Losses) gains on premises and equipment, net	(105)	4	(109)	2,725.0
Other	329	238	91	38.2
Total noninterest income	$4,372	$5,600	$(1,228)	(21.9)

 Wealth management income decreased $241 thousand compared to the same quarter of 2022, reflecting market volatility and seasonal distributions. Mortgage banking income decreased $529 thousand in the 2023 quarter compared to the 2022 quarter, reflecting decreased demand for new home purchases or refinancing in an increasing rate environment. The first quarter of 2023 reflected $418 thousand less in income from insurance investments. The Company received additional ownership distributions in the first quarter of 2022 with none received in the 2023 quarter. Losses on premises and equipment, net, increased by $109 thousand in the 2023 quarter compared to the 2022 quarter.

Noninterest Expense

Three months ended March 31, 2023 and 2022

For the three months ended March 31, 2023, noninterest expense increased $299 thousand, or 1.9%, compared to the same quarter of 2022. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$9,172	$8,598	$574	6.7%
Occupancy and equipment	1,444	1,542	(98)	(6.4)
FDIC assessment	207	239	(32)	(13.4)
Bank franchise tax	510	476	34	7.1
Core deposit intangible amortization	283	330	(47)	(14.2)
Data processing	851	847	4	0.5
Software	444	363	81	22.3
Other real estate owned, net	—	(1)	1	(100.0)
Other	2,737	2,955	(218)	(7.4)
Total noninterest expense	$15,648	$15,349	$299	1.9

The increase in salary and employee benefits in the first quarter of 2023 compared to the same quarter of 2022 was primarily due to a higher salary base partially offset by reduced incentive and commission expense. The decrease in other expenses related to lower loan related expenses in the first quarter of 2023 compared to the first quarter of 2022 of $148 thousand. The decrease is in correlation with lower loan production in the first quarter of 2023 compared to the first quarter of 2022.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO") and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2023 quarter was 55.21% compared to 57.53% for the 2022 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Efficiency Ratio
Noninterest expense	$15,648	$15,349
Subtract: loss on sale of OREO, net of write-downs	—	—
Subtract: core deposit intangible amortization	(283)	(330)
	$15,365	$15,019

Net interest income	$23,224	$20,453
Tax equivalent adjustment	62	58
Noninterest income	4,372	5,600
Add: losses on securities	68	—
Add/Subtract: losses (gains) on fixed assets	105	(4)
	$27,831	$26,107

Efficiency ratio	55.21%	57.53%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2023 and 2022 periods is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$24,957	$18,822
Interest income - investments and other	3,407	2,643
Interest expense - deposits	(3,486)	(569)
Interest expense - customer repurchase agreements	(65)	(6)
Interest expense - other short-term borrowings	(1,140)	—
Interest expense - long-term borrowings	(387)	(379)
Total net interest income	$23,286	$20,511
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(45)	$(34)
Tax benefit realized on non-taxable interest income - municipal securities	(17)	(24)
GAAP measures net interest income	$23,224	$20,453

Income Taxes

The effective tax rate for the first quarter of 2023 was 21.19% compared to 21.49% for the first quarter of 2022. The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of the assets and liabilities using the applicable enacted tax rate.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation has been consistently modest over the past several years but substantially increased during 2022. Management is closely monitoring noninterest expenses as a result of current inflation trends to implement cost measures, as applicable.

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

The available for sale securities portfolio was $586.4 million at March 31, 2023, compared to $608.1 million at December 31, 2022, a decrease of $21.7 million, or 3.6%. At March 31, 2023, the available for sale portfolio had an amortized cost of $648.8 million, resulting in a net unrealized loss of $62.4 million. At December 31, 2022, the available for sale portfolio had an amortized cost of $679.1 million, resulting in a net unrealized loss of $71.0 million. The decrease in the net unrealized loss was the direct result of a significant decline in longer-term market rates during the period. The yield on a 3-year U.S. Treasury Note, for instance, was 41 basis points lower at March 31, 2023 relative to December 31, 2022.

The Company sold securities available for sale totaling $12.8 million, net and realized a net loss of $68 thousand during the three months ended March 31, 2023. There were no security sales during the three months ended March 31, 2022. The Company has other sources of liquidity and currently intends to hold the remaining available for sale securities until maturity. The Company has established a line of credit of $110 million with correspondent banks, has access the Federal Reserve discount borrowing window, and $486 million to borrow against at the FHLB without pledging additional collateral.

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

Total loans were $2.2 billion at March 31, 2023 and December 31, 2022,respectively, with a stable increase of $13.1 million, or less than 1%. Average loans, including loans held for sale, were $2.2 billion and $2.0 billion for the first quarter of 2023 and 2022, respectively, an increase of $216.2 million, or 11.0%.

Loans held for sale totaled $650 thousand at March 31, 2023 and $1.1 million at December 31, 2022. Secondary loan production volume was $13.5 million for the three month period ended March 31, 2023 and $19.8 million for the same period of 2022. These loans were approximately 70% purchase and 30% refinancing for the quarter ended March 31, 2023, and 65% purchase and 35% refinance for the year ended December 31, 2022.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of March 31, 2023
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$33,256	$154,117	$27,694	$908	$215,975
Commercial real estate - owner occupied	50,549	231,938	130,949	1,670	415,106
Commercial real estate - non-owner occupied	69,368	490,828	224,489	37,662	822,347
Residential real estate	17,837	158,713	143,661	23,337	343,548
Home equity	4,966	27,139	59,301	2	91,408
Total real estate	175,976	1,062,735	586,094	63,579	1,888,384

Commercial and industrial	52,974	151,022	91,064	9,426	304,486
Consumer	274	4,199	403	1,771	6,647

Total loans, net of deferred fees and costs	$229,224	$1,217,956	$677,561	$74,776	$2,199,517

Interest rate sensitivity:
Fixed interest rates	$142,082	$1,031,069	$555,489	$24,572	$1,753,212
Floating or adjustable rates	116,236	157,790	122,071	50,208	446,305

Total loans, gross	$258,318	$1,188,859	$677,560	$74,780	$2,199,517

Allowance for Credit Losses

The purpose of the allowance for credit losses - loans is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses on loans and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

On January 1, 2023, the Company adopted the CECL standard for estimating credit losses, which resulted in increases of $5.2 million in the ACL. At March 31, 2023, the ACL was $24.9 million compared to $19.6 million at December 31, 2022. The ACL as a percentage of total loans at such dates was 1.13% and 0.89%, respectively. Management will continue to evaluate the adequacy of the Company's ACL.

The Company recognized a provision of $329 thousand in the first quarter of 2023 compared to a negative provision of $758 thousand in the same quarter of 2022. The provision expense for the first quarter of 2023 was a function of continued loan growth and net charge-off activity during the period. The negative provision expense in the same quarter in 2022 was the result of improvement in economic conditions, ongoing low charge-off and delinquency rates, and overall strong asset quality metrics contributing to positive qualitative factor adjustments. Net charge-offs for the three months ended March 31, 2023 were $215 thousand compared to net recoveries of $68 thousand for the same 2022 period.

Prior to the adoption of ASC 326, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The general allowance at December 31, 2022 was 0.94%. On a dollar basis, the reserve was $19.5 million. This segment of the allowance represented by far the largest portion of the loan portfolio and the largest aggregate risk. There was no allowance for performing acquired loans in accordance with GAAP. The FASB ASC 450 loan loss reserve balance is the total allowance for loan and lease losses reduced by allowances associated with these other pools of loans. The was no specific reserves related to impaired loans at December 31, 2022. The reserve related to the acquired loans with deteriorated credit quality was $93 thousand at December 31, 2022. This is the only portion of the reserve related to acquired loans.

The following tables present the Company's credit  loss and recovery experience for the periods indicated (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total

Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	245	212	(28)	(21)	(38)	(24)	(17)	329
Charge-offs	(360)	—	—	—	—	—	(35)	(395)
Recoveries	34	—	6	24	62	8	46	180
Balance at March 31, 2023	$3,676	$2,280	$4,841	$9,256	$3,754	964	$90	$24,861

Average Loans	238,271	214,318	435,202	862,157	337,588	92,314	6,624	2,186,474
Ratio of net (recoveries) charge-offs to average loans	0.55%	0.00%	(0.01)%	(0.01)%	(0.07)%	(0.03)%	(0.66)%	0.04%

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for credit losses	(261)	(16)	(327)	(17)	(142)	5	(758)
Charge-offs	(3)	—	—	—	(5)	(29)	(37)
Recoveries	72	—	2	1	4	26	105
Balance at March 31, 2022	$2,476	$1,381	$3,639	$7,125	$3,315	$52	$17,988

Average Loans	236,151	143,421	416,992	780,299	383,211	6,508	1,966,582
Ratio of net (recoveries) charge-offs to average loans	(0.12)%	0.00%	(0.00)%	(0.00)%	0.00%	0.18%	(0.01)%

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period ended March 31, 2023 and the year ended December 31, 2022.

Asset Quality Ratios
	March 31, 2023	December 31, 2022
Allowance to loans	1.13%	0.89%
Net charge-offs to allowance (1)	0.86	3.68
Net charge-offs to average loans (1)	0.04	0.04
Nonperforming assets to total assets	0.06	0.05
Nonperforming loans to loans	0.09	0.06
Provision to net charge-offs (1)	153.02	221.81
Provision to average loans (1)	0.02	0.08
Allowance to nonperforming loans	1,317.49	1,478.08

__________________________

(1) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit deteriorated loans.

Nonperforming loans to total loans were 0.09% at March 31, 2023 and 0.06% at December 31, 2022. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.06% of total assets at March 31, 2023 and 0.05% at December 31, 2022. The increase in nonperforming assets resulted from an increase of $580 thousand in nonperforming loans.

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

Individually Assessed Loans

A loan is individually assessed when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total individually assessed loans at March 31, 2023 were $1.6 million and at December 31, 2022, exclusive of purchased credit impaired loans, were $5.1 million.

Other Real Estate Owned

OREO was $27 thousand at each of March 31, 2023 and December 31, 2022. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.6 billion at March 31, 2023 and  December 31, 2022.

Average interest-bearing deposits were $1.6 billion for the first quarter of 2023, compared to $1.9 billion for the first quarter of 2022, a decrease of $266.7 million, or 14.2%. Average noninterest-bearing deposits for the 2023 quarter were $969 million, compared to $1.0 billion for the 2022 quarter, a decrease of $31.0 million, or 3.1%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the first quarter of 2023 was 0.88% compared to 0.12% for the first quarter of 2022.

Certificates of Deposit over $250,000

At March 31, 2023, certificates of deposit that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit held by the Company were $108.9 million, and were $87.6 million at December 31, 2022. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at March 31, 2023 (dollars in thousands):

March 31, 2023
3 months or less	$22,050
Over 3 through 6 months	10,960
Over 6 through 12 months	66,526
Over 12 months	9,449
Total	$108,985

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250 thousand, were approximately $1.0 billion at March 31, 2023 and approximately $974.0 million at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $329 million at March 31, 2023 compared to $321 million at December 31, 2022, an increase of $7.9 million, or 2.5%.

The Company paid cash dividends of $0.30 per share during the three months of 2023 while the diluted earnings per share for the same period was $0.86.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2023 and December 31, 2022. Management believes, as of March 31, 2023, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2023		Percentage At December 31, 2022
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.75%	12.62%	11.70%	12.57%
Tier 1 capital ratio	12.90	12.62	12.86	12.57
Total capital ratio	13.93	13.65	13.67	13.38

Leverage Capital Ratio:

Tier 1 leverage ratio	10.46	10.25	10.36	10.12

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $10 million of the Company's common stock through December 31, 2023.

During the three month period ended March 31, 2023, the Company repurchased 20,443 shares at an average cost of $32.98 per share, for a total cost of $674 thousand. In the three month period ended March 31, 2022, the Company repurchased 88,929 shares at an average cost of $38.18 per share, for a total cost of $3.4 million.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At March 31, 2023 and December 31, 2022, there were $25.0 million and $100.5 million, respectively, in principal advance obligations to the FHLB. The Company’s remaining credit availability from the FHLB was $680.8 million as of March 31, 2023, $485.8 million of which could be accessed without pledging additional collateral.

Also, the Company had $170.0 million outstanding in letters of credit at March 31, 2023 and December 31, 2022. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at March 31, 2023 or December 31, 2022.

The Company has a relationship with IntraFi Promontory Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. The Company had no deposits through IntraFi's program as of March 31, 2023 and December 31, 2022.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at March 31, 2023 and at December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$629,246	$635,851
Standby letters of credit	12,732	12,897
Mortgage loan rate-lock commitments	1,920	1,920

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2023 is asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2023 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	March 31, 2023
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$3,450	3.7%
Up 3.00%	2,533	2.7
Up 2.00%	1,663	1.8
Up 1.00%	805	0.9
Flat	—	—
Down 1.00%	(2,296)	(2.5)
Down 2.00%	(5,872)	(6.3)
Down 3.00%	(10,517)	(11.4)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2023 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	March 31, 2023
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$560,794	$109,676	24.3%
Up 3.00%	542,196	91,078	20.2
Up 2.00%	518,622	67,504	15.0
Up 1.00%	488,682	37,564	8.3
Flat	451,118	—	—
Down 1.00%	397,011	(54,107)	(12.0)
Down 2.00%	330,944	(120,174)	(26.6)
Down 3.00%	260,377	(190,741)	(42.3)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments – Credit Losses. Related to adoption of the standard, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 14, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes the repurchase of up to $10 million of the Company's common stock through December 31, 2023. Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual timing, number, and value of shares repurchased under the program will be determined by management.

Shares of the Company's common stock were repurchased during the three months ended March 31, 2023 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $9.3 million of the Company's common stock as of March 31, 2023.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in 000's)

January 31, 2023	—	$—	—	$-
February 28, 2023	—	—	—	$-
March 31, 2023	20,443	32.98	20,443	$9,326
Total	20,443	$32.98	20,443

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 10, 2023		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Senior Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - May 10, 2023		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 10, 2023		(principal accounting officer)