Form 10-Q
period 2023-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2023-08-09
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 31, 2023, the Company had 10,623,778 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		54

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2023	December 31, 2022
Assets		*
Cash and due from banks	$54,782	$32,207
Interest-bearing deposits in other banks	58,272	41,133
Securities available for sale, at fair value	560,707	608,062
Restricted stock, at cost	9,332	12,651
Loans held for sale	4,048	1,061
Loans, net of deferred fees and costs	2,244,464	2,186,449
Less allowance for credit losses - loans	(25,342)	(19,555)
Net loans	2,219,122	2,166,894
Premises and equipment, net	32,443	32,900
Assets held-for-sale	1,131	1,382
Other real estate owned, net of valuation allowance	27	27
Goodwill	85,048	85,048
Core deposit intangibles, net	2,812	3,367
Bank owned life insurance	30,022	29,692
Other assets	55,417	51,478
Total assets	$3,113,163	$3,065,902

Liabilities
Noninterest-bearing deposits	$885,237	$1,010,602
Interest-bearing deposits	1,766,679	1,585,726
Total deposits	2,651,916	2,596,328
Customer repurchase agreements	62,886	370
Other short-term borrowings	25,000	100,531
Junior subordinated debt	28,384	28,334
Other liabilities	16,887	19,165
Total liabilities	2,785,073	2,744,728

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,624,395 shares outstanding at June 30, 2023 and 10,608,781 shares outstanding at December 31, 2022	10,535	10,538
Capital in excess of par value	141,954	141,948
Retained earnings	229,363	223,664
Accumulated other comprehensive loss, net	(53,762)	(54,976)
Total shareholders' equity	328,090	321,174
Total liabilities and shareholders' equity	$3,113,163	$3,065,902

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$26,052	$19,076	$50,964	$37,864
Interest and dividends on securities:
Taxable	2,607	2,441	5,291	4,680
Tax-exempt	26	97	91	187
Dividends	196	116	366	229
Other interest income	550	800	1,021	977
Total interest and dividend income	29,431	22,530	57,733	43,937
Interest Expense:
Interest on deposits	6,607	646	10,093	1,215
Interest on short-term borrowings	1,282	9	2,487	15
Interest on long-term borrowings	394	385	781	764
Total interest expense	8,283	1,040	13,361	1,994
Net Interest Income	21,148	21,490	44,372	41,943
Provision for (recovery of) credit losses	268	581	597	(177)
Net Interest Income After Provision for (Recovery of) Credit Losses	20,880	20,909	43,775	42,120
Noninterest Income:
Wealth management income	1,726	1,587	3,294	3,396
Service charges on deposit accounts	564	709	1,120	1,398
Interchange fees	1,187	996	2,297	1,977
Other fees and commissions	158	145	324	295
Mortgage banking income	197	429	341	1,102
Securities losses, net	—	—	(68)	—
Income from Small Business Investment Companies	108	678	435	1,171
Income from insurance investments	120	152	465	715
Losses on premises and equipment, net	(8)	(84)	(113)	(80)
Other	303	225	632	463
Total noninterest income	4,355	4,837	8,727	10,437
Noninterest Expense:
Salaries and employee benefits	8,300	8,720	17,472	17,318
Occupancy and equipment	1,631	1,520	3,075	3,062
FDIC assessment	492	228	699	467
Bank franchise tax	520	488	1,030	964
Core deposit intangible amortization	272	320	555	650
Data processing	939	781	1,790	1,628
Software	476	363	920	726
Other real estate owned, net	—	2	—	1
Other	3,552	3,033	6,289	5,988
Total noninterest expense	16,182	15,455	31,830	30,804
Income Before Income Taxes	9,053	10,291	20,672	21,753
Income Taxes	1,913	2,151	4,375	4,614
Net Income	$7,140	$8,140	$16,297	$17,139
Net Income Per Common Share:
Basic	$0.67	$0.76	$1.53	$1.60
Diluted	$0.67	$0.76	$1.53	$1.60
Weighted Average Common Shares Outstanding:
Basic	10,623,571	10,688,294	10,627,052	10,721,108
Diluted	10,624,859	10,690,496	10,628,751	10,723,517

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$7,140	$8,140

Other comprehensive loss:

Unrealized losses on securities available for sale	(7,300)	(15,286)
Tax effect	1,576	3,300

Unrealized gains on cash flow hedges	733	953
Tax effect	(154)	(200)

Other comprehensive loss	(5,145)	(11,233)

Comprehensive income (loss)	$1,995	$(3,093)

	Six Months Ended June 30,
	2023	2022
Net income	$16,297	$17,139

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,303	(46,147)
Tax effect	(283)	9,962

Reclassification adjustment for losses on sales or calls of securities available for sale	68	—
Tax effect	(14)	—

Unrealized gains on cash flow hedges	177	2,838
Tax effect	(37)	(596)

Other comprehensive income (loss)	1,214	(33,943)

Comprehensive income (loss)	$17,511	$(16,804)

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended June 30, 2023 and 2022
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2022	$10,638	$144,848	$207,373	$(27,785)	$335,074

Net income	—	—	8,140	—	8,140

Other comprehensive loss	—	—	—	(11,233)	(11,233)

Stock repurchased (54,676 shares)	(54)	(1,877)	—	—	(1,931)

Equity based compensation (4,452 shares)	4	366	—	—	370

Cash dividends paid, $0.28 per share	—	—	(2,989)	—	(2,989)

Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

Balance, March 31, 2023	$10,536	$141,713	$225,409	$(48,617)	$329,041

Net income	—	—	7,140	—	7,140

Other comprehensive loss	—	—	—	(5,145)	(5,145)

Stock repurchased (13,688 shares)	(14)	(356)	—	—	(370)

Stock options exercised (4,150 shares)	4	65	—	—	69

Equity based compensation (8,600 shares)	9	532	—	—	541

Cash dividends paid, $0.30 per share	—	—	(3,186)	—	(3,186)

Balance, June 30, 2023	$10,535	$141,954	$229,363	$(53,762)	$328,090

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	17,139	—	17,139

Other comprehensive loss	—	—	—	(33,943)	(33,943)

Stock repurchased (143,605 shares)	(144)	(5,183)	—	—	(5,327)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (11,943 shares)	12	(12)	—	—	—

Equity based compensation (48,701 shares)	9	744	—	—	753

Cash dividends paid, $0.56 per share	—	—	(5,995)	—	(5,995)

Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

Balance, December 31, 2022	$10,538	$141,948	$223,664	$(54,976)	$321,174

Net income	—	—	16,297	—	16,297

Other comprehensive income	—	—	—	1,214	1,214

Stock repurchased (34,131 shares)	(34)	(1,010)	—	—	(1,044)

Stock options exercised (4,150 shares)	4	65	—	—	69

Vesting of restricted stock (13,189 shares)	13	(13)	—	—	—

Equity based compensation (13,878 shares)	14	964	—	—	978

Impact of adoption of CECL	—	—	(4,221)	—	(4,221)

Cash dividends paid, $0.60 per share	—	—	(6,377)	—	(6,377)

Balance, June 30, 2023	$10,535	$141,954	$229,363	$(53,762)	$328,090

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$16,297	$17,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	597	(177)
Depreciation	1,066	1,120
Net accretion of acquisition accounting adjustments	(1,172)	(892)
Core deposit intangible amortization	555	650
Net amortization of securities	543	934
Net loss on sale or call of securities available for sale	68	—
Gain on sale of loans held for sale	(341)	(1,102)
Proceeds from sales of loans held for sale	34,496	45,557
Originations of loans held for sale	(37,142)	(41,201)
Net loss on sale or disposal of premises and equipment	—	81
Net loss on sale of assets held-for-sale	113	—
Equity based compensation expense	978	753
Net change in bank owned life insurance	(330)	(211)
Deferred income tax (benefit) expense	(1,019)	858
Net change in other assets	(1,802)	(6,347)
Net change in other liabilities	(2,632)	(1,624)
Net cash provided by operating activities	10,275	15,538

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,180	—
Proceeds from maturities, calls and paydowns of securities available for sale	34,935	65,870
Purchases of securities available for sale	—	(89,250)
Net change in restricted stock	3,319	(439)
Net increase in loans	(56,761)	(83,321)
Net change in collateral with other financial institutions	—	3,200
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment, net	(1,058)	(519)
Proceeds from sale of assets held-for-sale	587	—
Net cash used in investing activities	(5,798)	(104,455)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	(125,365)	38,850
Net change in interest-bearing deposits	180,969	(98,828)
Net change in customer repurchase agreements	62,516	(9,090)
Repayment of other short-term borrowings	(75,531)	—
Common stock dividends paid	(6,377)	(5,995)
Repurchase of common stock	(1,044)	(5,327)
Proceeds from exercise of stock options	69	12
Net cash provided by (used in) financing activities	35,237	(80,378)
Net Increase (Decrease) in Cash and Cash Equivalents	39,714	(169,295)
Cash and Cash Equivalents at Beginning of Period	73,340	510,868
Cash and Cash Equivalents at End of Period	$113,054	$341,573

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

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses from the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL required changes to the accounting for available for sale debt securities. One such change is to require impairments deemed to be permanent in nature as credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities. The adjustments recorded at adoption were increases to the allowance for credit losses on loans of $5.2 million, $305 thousand to the reserve for unfunded loan commitments and $1.2 million to deferred tax assets. The adjustment to retained earnings was a decrease of $4.2 million.

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

In March 2022, FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the Financial Accounting Standards Board ("FASB") as part of its post-implementation review of the credit losses standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023. The TDR classification is no longer applicable subsequent to December 31, 2022. The adoption of ASU 2022-02 did not have a material effect on the Company's consolidated financial statements. See Note 3 - "Loans" for discussion.

Information contained within the report prior to adoption of ASU 2022-02 and ASU 2016-13 for the first three and six month periods of 2022 and the year ended December 31, 2022, reflects prior GAAP.

Allowance for Credit Losses-Loans

The provision for credit losses charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected losses in the Company's loan portfolio. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs. The ACL represents management's estimate of credit losses over the remaining life of the loan portfolio. Loans are charged off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ACL.

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

Allowance for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The calculation of the allowance is consistent with the loss rate calculations for the loan portfolio described above. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and is included in "Other Liabilities" within the Company's Consolidated Balance Sheets.

Allowance for Available for Sale ("AFS") Securities

For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company's AFS portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. There is currently no ACL recorded against any securities in the Company's AFS securities portfolio at June 30, 2023. See Note 2 - "Securities" for additional information on the Company's ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

Recent Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)". This ASU amends the FASB ASC for Securities Exchange Commission ("SEC") paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting ("EITF"), the EITF assists FASB in improving financial reporting and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

Note 2 – Securities

The amortized cost and fair value of investments in securities AFS at June 30, 2023 were as follows (dollars in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$151,882	$—	$11,533	$140,349
Federal agencies and GSEs	84,737	3	6,329	78,411
Mortgage-backed and CMOs	313,102	—	41,917	271,185
State and municipal	49,859	—	4,601	45,258
Corporate	30,805	—	5,301	25,504
Total securities available for sale	$630,385	$3	$69,681	$560,707

The amortized cost and fair value of investments in AFS securities at December 31, 2022 were as follows (dollars in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,033	$—	$12,606	$139,427
Federal agencies and GSEs	90,363	4	7,019	83,348
Mortgage-backed and CMOs	336,393	1	42,301	294,093
State and municipal	69,023	12	5,312	63,723
Corporate	31,299	—	3,828	27,471
Total securities available for sale	$679,111	$17	$71,066	$608,062

The adoption of ASC 326 requires an evaluation of AFS securities for credit losses. At  June 30, 2023, there was no allowance for credit losses related to the AFS portfolio. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $1.7 million at June 30, 2023. Prior guidance was in effect at December 31, 2022.

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2023 and  December 31, 2022 was as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
FRB stock	$6,569	$6,545
FHLB stock	2,763	6,106
Total restricted stock	$9,332	$12,651

Unrealized Losses on Securities

The following table shows estimated fair value and gross unrealized losses for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at June 30, 2023. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

AFS securities that have been in a continuous unrealized loss position, at June 30, 2023, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$140,348	$11,533	$—	$—	$140,348	$11,533
Federal agencies and GSEs	78,096	6,329	14,837	646	63,259	5,683
Mortgage-backed and CMOs	271,118	41,917	15,389	797	255,729	41,120
State and municipal	45,258	4,601	6,087	88	39,171	4,513
Corporate	25,504	5,301	2,973	382	22,531	4,919
Total	$560,324	$69,681	$39,286	$1,913	$521,038	$67,768

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. All of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at June 30, 2023.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 40 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Thirty-five of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at June 30, 2023.

Mortgage-backed securities: The unrealized losses on the Company's investment in 140 GSE mortgage-backed securities were caused by normal market fluctuations. Ninety-six of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at June 30, 2023.

Collateralized Mortgage Obligations: The unrealized losses associated with 55 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. Fifty-two of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at June 30, 2023.

State and municipal securities: The unrealized losses on 63 state and municipal securities were caused by normal market fluctuations. Fifty-seven of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at June 30, 2023.

Corporate securities: The unrealized losses on 12 corporate securities were caused by normal market fluctuations and not credit deterioration. Ten of these securities were in an unrealized loss position for 12 months or more. One of these securities is rated Baa2 by Moody's. The remaining eleven securities are not rated, and the Company conducts thorough internal quarterly credit reviews to assess ongoing financial strength including asset quality, capital and liquidity including independent evaluation of risk profiles. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at  June 30, 2023.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company concluded there were no credit losses related to restricted stock at June 30, 2023.

Allowance for Credit Losses-Available for Sale Securities

As of June 30, 2023 and December 31, 2022, there were no allowances for credit losses-securities available for sale. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2023, which were comprised of 332 individual securities, represent a credit loss impairment. As of June 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk free," and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Realized Gains and Losses

The Company had no security sales in the three months ended June 30, 2023. Net proceeds from sales of AFS securities for the six months ended June 30, 2023 totaled $13.2 million. Gross realized gains on these sales were $55 thousand, while gross realized losses were $123 thousand, which resulted in a net realized loss of $68 thousand for the six months ended June 30, 2023. The Company did not have any sales of AFS securities during the three or six months ended  June 30, 2022.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at June 30, 2023 and  December 31, 2022, were comprised of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Commercial	$301,778	$304,247
Commercial real estate:
Construction and land development	240,934	197,525
Commercial real estate - owner occupied	416,397	418,462
Commercial real estate - non-owner occupied	833,084	827,728
Residential real estate:
Residential	351,855	338,132
Home equity	93,594	93,740
Consumer	6,822	6,615
Total loans, net of deferred fees and costs	$2,244,464	$2,186,449

Acquired Loans

The following information as of and for the year ended  December 31, 2022 was in accordance with guidance in effect prior to the adoption of ASC 326. The outstanding principal balance and the carrying amount of these loans, including loans accounted for under ASC 310-30, included in the consolidated balance sheets at  December 31, 2022 were as follows (dollars in thousands):

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

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2023 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$2	$—	$—	$38	$40	$301,738	$301,778
Commercial real estate:
Construction and land development	—	105	—	—	105	240,829	240,934
Commercial real estate - owner occupied	240	—	—	—	240	416,157	416,397
Commercial real estate - non-owner occupied	—	—	—	212	212	832,872	833,084
Residential:
Residential	312	—	—	569	881	350,974	351,855
Home equity	—	23	—	187	210	93,384	93,594
Consumer	—	—	—	18	18	6,804	6,822
Total	$554	$128	$—	$1,024	$1,706	$2,242,758	$2,244,464

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$161	$—	$—	$4	$165	$304,082	$304,247
Commercial real estate:
Construction and land development	—	—	—	—	—	197,525	197,525
Commercial real estate - owner occupied	724	268	—	—	992	417,470	418,462
Commercial real estate - non-owner occupied	319	—	—	301	620	827,108	827,728
Residential:
Residential	664	90	—	797	1,551	336,581	338,132
Home equity	104	—	—	205	309	93,431	93,740
Consumer	—	—	16	—	16	6,599	6,615
Total	$1,972	$358	$16	$1,307	$3,653	$2,182,796	$2,186,449

The following table is a summary of nonaccrual loans by major categories for the dates indicated (dollars in thousands):

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$38	$38	$4
Commercial real estate:
Construction and land development	-	-	-	-
Commercial real estate-owner occupied	-	-	-	-
Commercial real estate-non-owner occupied	212	-	212	301
Residential:			-
Residential	369	200	569	797
Home equity	161	26	187	205
Consumer	-	18	18	-
Total	$742	$282	$1,024	$1,307

All payments received while on non-accrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on non-accrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Commercial	$1	$2
Commercial real estate:
Construction and land development	-	-
Commercial real estate-owner occupied	-	8
Commercial real estate-non-owner occupied	-	-
Residential:
Residential	1	3
Home equity	-	-
Consumer	-	-
Total accrued interest reversed	$2	$13

The following table presents a nonaccrual loan analysis of collateral dependent loans as of June 30, 2023. Only loans over the Company's threshold are assessed (dollars in thousands):

	Residential	Business		Commercial	Owner	Total
	Properties	Assets	Land	Property	Occupied	Loans

Commercial real estate:	$-	$-	$-	$212	$-	$212
Residential:
Residential	369	-	-	-	-	369
Home equity	161	-	-	-	-	161
Total collateral dependent loans	$530	$-	$-	$212	$-	$742

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

The following table shows the amortized cost basis of the one loan modified to a borrower experiencing financial difficulty during the three and six months ended June 30, 2023. It is shown by class of loan and type of concession granted and describes the financial effect of the modification made to the borrower experiencing financial difficulty (dollars in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial real estate-owner occupied	$2,360	0.57%	Added a year to the term of one loan with principal deferment.

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

Residential Real Estate in Process of Foreclosure

The Company had $248 thousand in residential loans in process of foreclosure at June 30, 2023 and $715 thousand in process of foreclosure at December 31, 2022. The Company had no residential other real estate owned ("OREO") at June 30, 2023 or at December 31, 2022.

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

The following table shows the Company's recorded investment in loans by credit quality indicators further disaggregated by year of origination as of  June 30, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$20,155	$45,183	$60,308	$21,337	$11,270	$31,138	$101,798	$291,189
Special Mention	101	1,089	1,022	86	560	1,689	1,373	5,920
Substandard	-	111	227	-	412	1,118	2,801	4,669
Total commercial	$20,256	$46,383	$61,557	$21,423	$12,242	$33,945	$105,972	$301,778
Current period gross write-offs	$-	$-	$(360)	$-	$-	$-	$-	$(360)

Construction and land development
Pass	$22,006	$69,415	$108,480	$7,756	$5,475	$16,909	$6,819	$236,860
Special Mention	-	1,150	2,819	-	-	-	-	3,969
Substandard	-	-	-	-	-	105	-	105
Total construction and land development	$22,006	$70,565	$111,299	$7,756	$5,475	$17,014	$6,819	$240,934
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass	$13,093	$61,949	$102,813	$43,281	$25,789	$147,945	$9,011	$403,881
Special Mention	400	-	1,397	232	-	815	3,302	6,146
Substandard	-	-	-	2,360	-	3,907	103	6,370
Total commercial real estate - owner occupied	$13,493	$61,949	$104,210	$45,873	$25,789	$152,667	$12,416	$416,397
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Pass	$17,668	$147,662	$198,746	$134,901	$87,031	$227,996	$7,425	$821,429
Special Mention	565	-	1,353	1,490	2,277	2,195	-	7,880
Substandard	-	-	-	-	312	3,463	-	3,775
Total commercial real estate - non-owner occupied	$18,233	$147,662	$200,099	$136,391	$89,620	$233,654	$7,425	$833,084
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$33,744	$100,221	$88,897	$25,582	$14,790	$69,582	$15,790	$348,606
Special Mention	-	260	203	-	316	807	-	1,586
Substandard	-	-	264	130	-	1,204	65	1,663
Total residential	$33,744	$100,481	$89,364	$25,712	$15,106	$71,593	$15,855	$351,855
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Pass	$-	$-	$-	$-	$-	$-	$93,081	$93,081
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	513	513
Total home equity	$-	$-	$-	$-	$-	$-	$93,594	$93,594
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,745	$1,677	$663	$339	$187	$1,729	$460	$6,800
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	3	-	-	-	18	1	22
Total consumer	$1,745	$1,680	$663	$339	$187	$1,747	$461	$6,822
Current period gross write-offs	$-	$-	$(7)	$-	$-	$(43)	$-	$(50)

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$288,041	$197,331	$405,223	$826,844	$333,124	$93,062
Special Mention	10,657	—	2,388	239	1,577	—
Substandard	5,548	194	10,851	645	3,431	678
Doubtful	1	—	—	—	—	—
Total	$304,247	$197,525	$418,462	$827,728	$338,132	$93,740

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,599
Nonperforming	16
Total	$6,615

Note 4 – Allowance for Credit Losses - Loans and Reserve for Unfunded Lending Commitments

Changes in the allowance for credit losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022
Allowance for Credit Losses - Loans
Balance, beginning of period	$19,555	$18,678	$18,678
Day 1 impact of CECL adoption	5,192	-	-
Provision for (recovery of) credit losses	548	1,597	(177)
Charge-offs	(410)	(1,019)	(154)
Recoveries	457	299	158
Balance, end of period	$25,342	$19,555	$18,505

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$377	$386	$386
Day 1 impact of CECL adoption	305	-	-
Provision for (recovery of) unfunded commitments	49	(9)	8
Balance, end of period	$731	$377	$394

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

The following table presents changes in the Company's allowance for credit losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2023 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total
Allowance for Credit Losses - Loans
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	52	480	(87)	102	21	(35)	15	548
Charge-offs	(360)	—	—	—	—	—	(50)	(410)
Recoveries	224	4	25	32	85	47	40	457
Balance at June 30, 2023	$3,673	$2,552	$4,801	$9,387	$3,836	$992	$101	$25,342

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

The Company recorded a provision for credit losses - loans for the second quarter of 2023 of $268 thousand compared to $581 thousand in the second quarter of the previous year. The provision expense for the second quarter of 2023 was a function of loan growth and net recovery activity during the period. The provision expense in the second quarter of 2022 was the result of loan growth during the period and a slight increase in specific reserves. The provision expense included $49 thousand during the second quarter of 2023 for unfunded commitments. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill annually as of June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company performed a qualitative assessment of goodwill at June 30, 2023, and concluded that no impairment existed.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2023, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$85,048	$3,367
Amortization	—	(555)
Balance at June 30, 2023	$85,048	$2,812

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	June 30, 2023	December 31, 2022
Lease liabilities	$5,556	$3,318
Right-of-use assets	$5,491	$3,245
Weighted average remaining lease term (years)	8.36	6.77
Weighted average discount rate	3.83%	3.16%

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Lease cost
Operating lease cost	$295	$178
Short-term lease cost	—	—
Total lease cost	$295	$178

Cash paid for amounts included in the measurement of lease liabilities	$297	$270

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$562	$535
Short-term lease cost	—	—
Total lease cost	$562	$535

Cash paid for amounts included in the measurement of lease liabilities	$569	$539

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2023
Six months ending December 31, 2023	$611
Twelve months ending December 31, 2024	883
Twelve months ending December 31, 2025	835
Twelve months ending December 31, 2026	607
Twelve months ending December 31, 2027	546
Twelve months ending December 31, 2028	550
Thereafter	2,548
Total undiscounted cash flows	6,580
Discount	(1,024)
Lease liabilities	$5,556

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, short-term borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Customer repurchase agreements	$62,886	$370
Other short-term borrowings	25,000	100,531
Total short-term borrowings	$87,886	$100,901

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  June 30, 2023, $921.5 million in eligible collateral was pledged under the blanket floating lien agreement, which covers both short-term and long-term borrowings. FHLB availability based on pledged collateral at June 30, 2023 was $726.5 million, with $495.1 million of additional borrowing capacity without pledging additional collateral.

The Company had junior subordinated debt at June 30, 2023 and 2022, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2023, the Bank's public deposits totaled $295.8 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2023, the Company had $170.0 million in letters of credit with the FHLB outstanding, as well as $190.1 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  June 30, 2023 and December 31, 2022 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
AMNB Statutory Trust I	4/7/2006	LIBOR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	LIBOR plus 3.45%	11/7/2032	4,629	4,601

MidCarolina Trust II	12/3/2003	LIBOR plus 2.95%	10/7/2033	3,136	3,114

				$28,384	$28,334

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $526 thousand and $472 thousand at June 30, 2023 and $554 thousand and $495 thousand at  December 31, 2022, respectively. The original fair value adjustments of $1.2 million and $1.0 million are being amortized into interest expense over the remaining lives of the respective borrowings.

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

The following tables present information on the Company's derivative financial instruments as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,502	$—	$850

	December 31, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,325	$—	$850

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock options awards representing 40,753 shares of the Company's stock were issued in conjunction with the HomeTown acquisition in 2019. At June 30, 2023, all options related to the acquisition had been exercised. As of June 30, 2023, there were no nonvested stock option grants and no unrecognized compensation expense for stock options.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2023 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2022	71,676	$33.39
Granted	32,585	36.49
Vested	(13,729)	36.83
Forfeited	(837)	34.21
Nonvested at June 30, 2023	89,695	$33.98

As of June 30, 2023 and December 31, 2022, there was $1.7 million and $1.1 million, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The cost is expected to be recognized over the next 12 to 36 months. The share-based compensation expense for nonvested restricted stock was $566 thousand and $433 thousand during the first six months of 2023 and 2022, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,623,571	$0.67	10,688,294	$0.76
Effect of dilutive securities - stock options	1,288	—	2,202	—
Diluted earnings per share	10,624,859	$0.67	10,690,496	$0.76

	Six Months Ended June 30,
	2023		2022
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,627,052	$1.53	10,721,108	$1.60
Effect of dilutive securities - stock options	1,699	—	2,409	-
Diluted earnings per share	10,628,751	$1.53	10,723,517	$1.60

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or six months ended June 30, 2023 and 2022.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2023 or December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2023 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$140,349	$—	$140,349	$—
Federal agencies and GSEs	78,411	—	78,411	—
Mortgage-backed and CMOs	271,185	—	271,185	—
State and municipal	45,258	—	45,258	—
Corporate	25,504	—	25,504	—
Total securities available for sale	$560,707	$—	$560,707	$—
Loans held for sale	$4,048	$—	$4,048	$—
Derivatives - cash flow hedges	$1,502	$—	$1,502	$—

	Fair Value Measurements at December 31, 2022 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$139,427	$—	$139,427	$—
Federal agencies and GSEs	83,348	—	83,348	—
Mortgage-backed and CMOs	294,093	—	294,093	—
State and municipal	63,723	—	63,723	—
Corporate	27,471	—	27,471	—
Total securities available for sale	$608,062	$—	$608,062	$—
Loans held for sale	$1,061	$—	$1,061	$—
Derivative - cash flow hedges	$1,325	$—	$1,325	$—

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2023 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	Level 1	Level 2	Level 3
Assets:
Individually assessed loans, net of valuation allowance	$742	$—	$—	$742
Other real estate owned, net	27	—	—	27

	Fair Value Measurements at December 31, 2022 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Impaired loans, net of valuation allowance	$7	$—	$—	$7
Other real estate owned, net	27	—	—	27

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2023 and December 31, 2022 is as follows:

Assets	Valuation Technique	Unobservable Input	Range; Weighted Average (1)

Individually assessed loans	Discounted appraised value	Selling cost	8.00% - 15%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2023 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2023 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$113,054	$113,054	$—	$—	$113,054
Securities available for sale	560,707	—	560,707	—	560,707
Restricted stock	9,332	—	9,332	—	9,332
Loans held for sale	4,048	—	4,048	—	4,048
Loans, net of allowance	2,219,122	—	—	2,091,303	2,091,303
Derivative - cash flow hedges	1,502	—	1,502	—	1,502
Bank owned life insurance	30,022	—	30,022	—	30,022
Accrued interest receivable	7,013	—	7,013	—	7,013

Financial Liabilities:
Deposits	$2,651,916	$—	$2,645,444	$—	$2,645,444
Repurchase agreements	62,886	—	62,886	—	62,886
Other short-term borrowings	25,000	—	25,000	—	25,000
Junior subordinated debt	28,384	—	—	22,907	22,907
Accrued interest payable	1,514	—	1,514	—	1,514

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

Segment information as of and for the three and six months ended June 30, 2023 and 2022 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended June 30, 2023
	Community Banking	Wealth Management	Total
Interest income	$29,431	$—	$29,431
Interest expense	8,283	—	8,283
Noninterest income	2,629	1,726	4,355
Noninterest expense	15,342	840	16,182
Income before income taxes	8,167	886	9,053
Net income	6,441	699	7,140
Depreciation and amortization	742	2	744
Total assets	3,112,848	315	3,113,163
Goodwill	85,048	—	85,048
Capital expenditures	984	—	984

	As of and For the Three Months Ended June 30, 2022
	Community Banking	Wealth Management	Total
Interest income	$22,530	$—	$22,530
Interest expense	1,040	—	1,040
Noninterest income	3,250	1,587	4,837
Noninterest expense	14,751	704	15,455
Income before income taxes	9,408	883	10,291
Net income	7,447	693	8,140
Depreciation and amortization	890	3	893
Total assets	3,233,487	241	3,233,728
Goodwill	85,048	—	85,048
Capital expenditures	153	—	153

	As of and For the Six Months Ended June 30, 2023
	Community Banking	Trust and Investment Services	Total
Interest income	$57,733	$—	$57,733
Interest expense	13,361	—	13,361
Noninterest income	5,432	3,295	8,727
Noninterest expense	30,252	1,578	31,830
Income before income taxes	18,955	1,717	20,672
Net income	14,943	1,354	16,297
Depreciation and amortization	1,618	3	1,621
Total assets	3,112,848	315	3,113,163
Goodwill	85,048	—	85,048
Capital expenditures	1,058	—	1,058

	As of and For the Six Months Ended June 30, 2022
	Community Banking	Trust and Investment Services	Total
Interest income	$43,937	$—	$43,937
Interest expense	1,994	—	1,994
Noninterest income	7,041	3,396	10,437
Noninterest expense	29,432	1,372	30,804
Income before income taxes	19,826	1,927	21,753
Net income	15,622	1,517	17,139
Depreciation and amortization	1,765	5	1,770
Total assets	3,233,487	241	3,233,728
Goodwill	85,048	—	85,048
Capital expenditures	519	—	519

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the six months ended June 30, 2023 and 2022 is shown in the following table (dollars in thousands):

	2023	2022
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$54,782	$34,409
Interest-bearing deposits in other banks	58,272	307,164
Cash and Cash Equivalents	$113,054	$341,573

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$12,629	$2,028
Income taxes	4,824	4,654
Noncash investing and financing activities:
Transfer from premises and equipment to assets held for sale	449	—
Net unrealized gains/(losses) on securities available for sale	(1,371)	(46,147)
Net unrealized gains on cash flow hedges	177	2,838

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Losses on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at March 31, 2022	$(25,900)	$(723)	$(1,162)	$(27,785)

Net unrealized losses on securities available for sale, net of tax, $(3,300)	(11,986)	—	—	(11,986)

Net unrealized gains on cash flow hedges, net of tax, $200	—	753	—	753

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

Balance at March 31, 2023	$(48,912)	$608	$(313)	$(48,617)

Net unrealized losses on securities available for sale, net of tax, $(1,576)	(5,724)	—	—	(5,724)

Net unrealized gains on cash flow hedges, net of tax, $154	—	579	—	579

Balance at June 30, 2023	$(54,636)	$1,187	$(313)	$(53,762)

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(9,962)	(36,185)	—	—	(36,185)

Net unrealized gains on cash flow hedges, net of tax, $596	—	2,242	—	2,242

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

Balance at December 31, 2022	$(55,710)	$1,047	$(313)	$(54,976)

Net unrealized gains on securities available for sale, net of tax, $283	1,020	—	—	1,020

Reclassification adjustment for realized losses on securities, net of tax, $14	54	—	—	54

Net unrealized gains on cash flow hedges, net of tax, $37	—	140	—	140

Balance at June 30, 2023	$(54,636)	$1,187	$(313)	$(53,762)

Note 16 – Subsequent Events - Agreement of Merger

On July 24, 2023, the Company entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation ("Atlantic Union"). The agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of the Company and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. The merger agreement was approved by the Board of Directors of each of the Company and Atlantic Union.

Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.35 shares of common stock of Atlantic Union, with cash to be paid in lieu of any fractional shares. Each restricted stock award of the Company that is unvested immediately prior to the merger will fully vest and be cancelled and converted automatically into the right to receive 1.35 shares of Atlantic Union common stock in respect of each share of Company common stock underlying such award.

 The merger is expected to close in the first quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company's shareholders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Form 10-Q of American National Bankshares Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding anticipated changes in the interest rate environment, future economic conditions and the impacts of current economic uncertainties, and projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," "intend," "will," "may," "view," "seek to," "opportunity," "potential," "continue," "confidence" or words of similar meaning, or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the following:

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

•	the impact of health emergencies, epidemics or pandemics;
•	risks related to environmental, social and governance practices;
•	risks associated with mergers and acquisitions and other expansion activities;
•	deposit attrition, operating costs, customer losses and business disruption due to the pending merger with Atlantic Union Bankshares Corporation ("Atlantic Union") may be greater than expected;
•	the regulatory approvals required for the merger with Atlantic Union may not be obtained on the proposed terms or on the anticipated schedule;
•	the shareholders of the Company may fail to approve the merger with Atlantic Union;
•	the businesses of Atlantic Union and the Company may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; and
•	the expected growth opportunities or cost savings from the merger with Atlantic Union may not be fully realized or may take longer to realize than expected;
•	refer to additional risk factors related to the announced merger with Atlantic Union in Item 1A. Risk Factors on page 51.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for Credit Losses - Loans

The purpose of the ACL is to provide for expected losses in the loan portfolio. The allowance is increased by the provision for credit losses for loans, available for sale securities and unfunded commitments, and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value annually at June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The annual evaluation at June 30, 2023 concluded that no impairment existed. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

RESULTS OF OPERATIONS

Executive Overview

Second quarter 2023 financial highlights include the following:

•	Net income was $7.1 million, or $0.67 per diluted common share, for the second quarter of 2023, compared to $9.2 million or $0.86 per diluted common share, for the previous quarter and $8.1 million or $0.76 per diluted common share, for the same quarter of 2022.

•	Deposits grew $39.7 million, or 1.5%, during the quarter and decreased $178.4 million, or 6.3%, from the same quarter of 2022.

•	Loans grew $44.9 million, or 2.0%, during the quarter and increased $213.6 million, or 10.5%, from the same quarter of 2022.

•	Fully taxable equivalent net interest margin was 2.88% for the second quarter, down from 3.20% in the previous quarter and up from 2.76% in the same quarter of the prior year.

•	Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (0.05%) for the second quarter of 2023, compared to 0.04% in the previous quarter and 0.01% in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.04% at June 30, 2023, compared to 0.06% at March 31, 2023 and 0.05% at June 30, 2022

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

Three months ended June 30, 2023 and 2022

Net interest income on a taxable equivalent basis was $21.2 million for the second quarter of 2023, a decrease of $349 thousand, or 1.6%, compared to $21.5 million for the same quarter of 2022. Average loan balances for the 2023 quarter were up $209.1 million, or 10.4%, over the 2022 quarter reflecting core loan growth since the second quarter of 2022. Loan yields for the quarter were 86 basis points higher than the 2022 quarter.

For the second quarter of 2023, the Company's yield on interest-earning assets was 4.02%, compared to 2.90% for the second quarter of 2022. The cost of interest-bearing deposits was 1.59% for the 2023 quarter compared to 0.14% for the 2022 quarter. The interest rate spread was 2.18% for the 2023 quarter compared to 2.68% for the 2022 quarter. The net interest margin, on a fully taxable equivalent basis, was 2.88% for the 2023 quarter compared to 2.76% for the 2022 quarter, an increase of 12 basis points. The increase from the same quarter in 2022 is a reflection of changing mix of assets and increasing market rates resulting in an increase in the yield on average earning assets of 112 basis points partially offset by a 162 basis point rise in the cost of average interest-bearing liabilities.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2023 and 2022. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Average Balance		Income/Expense		Yield/Rate

Total loans	$2,219,843	$2,010,729	$26,096	$19,109	4.66%	3.80%

Securities:
Taxable	647,786	707,905	2,803	2,557	1.73	1.44
Tax exempt	4,653	18,567	33	122	2.85	2.65
Total securities	652,439	726,472	2,836	2,679	1.74	1.48

Deposits in other banks	40,341	383,724	550	800	5.47	0.84

Total interest-earning assets	2,912,623	3,120,925	29,482	22,588	4.02	2.90

Non-earning assets	152,826	171,988

Total assets	$3,065,449	$3,292,913

Deposits:
Demand	$477,642	$546,412	658	36	0.55	0.03
Savings and money market	884,710	1,020,610	4,107	233	1.86	0.09
Time	306,724	282,642	1,842	377	2.41	0.54
Total deposits	1,669,076	1,849,664	6,607	646	1.59	0.14

Customer repurchase agreements	62,419	35,766	694	9	4.46	0.10
Other short-term borrowings	45,934	—	588	—	5.07	—
Long-term borrowings	28,368	28,268	394	385	5.49	5.45
Total interest-bearing liabilities	1,805,797	1,913,698	8,283	1,040	1.84	0.22

Noninterest-bearing demand deposits	910,911	1,031,654
Other liabilities	16,920	16,285
Shareholders' equity	331,821	331,276
Total liabilities and shareholders' equity	$3,065,449	$3,292,913

Interest rate spread					2.18%	2.68%
Net interest margin					2.88%	2.76%

Net interest income (taxable equivalent basis)			21,199	21,548
Less: Taxable equivalent adjustment			51	58
Net interest income			$21,148	$21,490

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30,
	2023 vs. 2022
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income

Total loans	$6,987	$4,856	$2,131

Securities:
Taxable	246	476	(230)
Tax exempt	(89)	9	(98)
Total securities	157	485	(328)
Deposits in other banks	(250)	1,017	(1,267)
Total interest income	6,894	6,358	536

Interest expense
Deposits:
Demand	622	627	(5)
Savings and money markets	3,874	3,909	(35)
Time	1,465	1,430	35
Total deposits	5,961	5,966	(5)
Customer repurchase agreements	685	673	12
Other short-term borrowings	588	588	—
Long-term borrowings	9	8	1
Total interest expense	7,243	7,235	8
Net interest income	$(349)	$(877)	$528

Six months ended June 30, 2023 and 2022

Net interest income on a taxable equivalent basis was $44.5 million for the six months ended June 30, 2023 an increase of $2.4 million, compared to $42.1 million, or 5.8% for the same period of 2022. Average loan balances for the 2023 period were up $212.6 million, or 10.7%, over the 2022 period reflecting core loan growth since the second quarter of 2022. Loan yields for the period were 80 basis points higher than the 2022 period.

For the six months ended June 30, 2023, the Company's yield on interest-earning assets was 3.96%, compared to 2.82% for 2022. The cost of interest-bearing deposits was 1.51% for the 2023 period compared to 0.21% for the 2022 period. The interest rate spread was 2.45% for the 2023 period compared to 2.61% for the 2022 period. The net interest margin, on a fully taxable equivalent basis, was 3.04% for the 2023 period compared to 2.70% for the 2022 period an increase of 34 basis points. The increase from the same period in 2022 is a reflection of changing mix of assets and increasing market rates resulting in an increase in the yield on average earning assets of 114 basis points partially offset by a 130 basis point rise in the cost of average interest-bearing liabilities.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2023 and 2022. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Average Balance		Income/Expense		Yield/Rate
Total Loans	$2,203,555	$1,990,930	$51,053	$37,931	4.61%	3.81%

Securities:
Taxable	656,661	700,493	5,657	4,909	1.72	1.40
Tax exempt	8,457	18,223	115	236	2.73	2.60
Total securities	665,118	718,716	5,772	5,145	1.73	1.43

Deposits in other banks	42,728	414,082	1,021	977	4.82	0.48

Total interest-earning assets	2,911,401	3,123,728	57,846	44,053	3.96	2.82

Non-earning assets	149,806	182,810

Total assets	$3,061,207	$3,306,538

Deposits:
Demand	$475,997	$536,018	832	73	0.35	0.03
Savings and Money Market	874,416	1,018,538	6,394	341	1.47	0.07
Time	291,412	310,626	2,867	801	1.98	0.52
Total deposits	1,641,825	1,865,182	10,093	1,215	1.24	0.13

Customer repurchase agreements	34,662	38,536	759	15	4.42	0.08
Other short-term borrowings	72,070	—	1,728	—	4.77	—
Long-term borrowings	28,355	28,255	781	764	5.48	5.41
Total interest-bearing liabilities	1,776,912	1,931,973	13,361	1,994	1.51	0.21

Noninterest-bearing demand deposits	939,796	1,015,924
Other liabilities	16,817	17,289
Shareholders' equity	327,682	341,352
Total liabilities and shareholders' equity	$3,061,207	$3,306,538

Interest rate spread					2.45%	2.61%
Net interest margin					3.04%	2.70%

Net interest income (taxable equivalent basis)			44,485	42,059
Less: Taxable equivalent adjustment			113	116
Net interest income			$44,372	$41,943

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30,
	2023 vs. 2022
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Total loans	$13,122	$8,782	$4,340

Securities:
Taxable	748	1,070	(322)
Tax exempt	(121)	11	(132)
Total securities	627	1,081	(454)
Deposits in other banks	44	1,636	(1,592)
Total interest income	13,793	11,499	2,294

Interest expense
Deposits:
Demand	759	768	(9)
Savings and money markets	6,053	6,108	(55)
Time	2,066	2,119	(53)
Total deposits	8,878	8,995	(117)
Customer repurchase agreements	744	746	(2)
Other short-term borrowings	1,728	1,728	—
Long-term borrowings	17	14	3
Total interest expense	11,367	11,483	(116)
Net interest income (taxable equivalent basis)	$2,426	$16	$2,410

Noninterest Income

Three months ended June 30, 2023 and 2022

For the quarter ended June 30, 2023, noninterest income decreased $482 thousand, or 10.0%, compared to the comparable 2022 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$1,726	$1,587	$139	8.8%
Service charges on deposit accounts	564	709	(145)	(20.5)
Interchange fees	1,187	996	191	19.2
Other fees and commissions	158	145	13	9.0
Mortgage banking income	197	429	(232)	(54.1)
Income from Small Business Investment Companies	108	678	(570)	(84.1)
Income from insurance investments	120	152	(32)	(21.1)
Losses on premises and equipment, net	(8)	(84)	76	90.5
Other	303	225	78	34.7
Total noninterest income	$4,355	$4,837	$(482)	(10.0)

Wealth management income increased $139 thousand compared to the same quarter of 2022, reflecting net growth in assets under management and market gains. Interchange fees increased $191 thousand. Mortgage banking income decreased $232 thousand in the 2023 quarter compared to the 2022 quarter, reflecting decreased demand for new home purchases or refinancing in an increasing rate environment. Income from small business investment companies decreased $570 thousand reflecting lower distributions in the 2023 quarter.

Six months ended June 30, 2023 and 2022

For the six months ended June 30, 2023, noninterest income decreased $1.7 million, or 16.4%, compared to the first half of 2022. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$3,294	$3,396	$(102)	(3.0)%
Service charges on deposit accounts	1,120	1,398	(278)	(19.9)
Interchange fees	2,297	1,977	320	16.2
Other fees and commissions	324	295	29	9.8
Mortgage banking income	341	1,102	(761)	(69.1)
Securities losses, net	(68)	—	(68)	—
Income from Small Business Investment Companies	435	1,171	(736)	(62.9)
Income from insurance investments	465	715	(250)	(35.0)
Losses on premises and equipment, net	(113)	(80)	(33)	(41.3)
Other	632	463	169	36.5
Total noninterest income	$8,727	$10,437	$(1,710)	(16.4)

Wealth management income decreased $102 thousand compared to the same period of 2022, reflecting market volatility and seasonal distributions. Service charges on deposits decreased $278 thousand while interchange fees increased $320 thousand. Mortgage banking income decreased $761 thousand in the first half of 2023 compared to the same period in 2022, reflecting decreased demand for new home purchases or refinancing in an increasing rate environment. The first six months of 2023 reflected $250 thousand less in income from insurance investments. The Company received additional ownership distributions in the first quarter of 2022 with none received in 2023. Income from small business investment companies declined by $736 thousand in the 2023 period compared to the first half of 2022 reflecting lower distributions received and fair market value adjustments.

Noninterest Expense

Three months ended June 30, 2023 and 2022

For the three months ended June 30, 2023, noninterest expense increased $727 thousand, or 4.7%, compared to the same quarter of 2022. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$8,300	$8,720	$(420)	(4.8)%
Occupancy and equipment	1,631	1,520	111	7.3
FDIC assessment	492	228	264	115.8
Bank franchise tax	520	488	32	6.6
Core deposit intangible amortization	272	320	(48)	(15.0)
Data processing	939	781	158	20.2
Software	476	363	113	31.1
Other real estate owned, net	—	2	(2)	—
Other	3,552	3,033	519	17.1
Total noninterest expense	$16,182	$15,455	$727	4.7

The decrease in salary and employee benefits in the second quarter of 2023 compared to the same quarter of 2022 was primarily due to lower incentive and commission expense partially offset by a higher salary base. The increase in the Federal Deposit Insurance Corporation ("FDIC") assessment of $264 thousand was the result of an increase in the base assessment rate. The increase in other expenses were primarily the result of increased costs in printing and supplies and annual meeting expenses of $206 thousand and expenses related to technology upgrades of $120 thousand.

Six months ended June 30, 2023 and 2022

For the six months ended June 30, 2023, noninterest expense increased $1.0 million, or 3.3%, compared to the same period of 2022. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$17,472	$17,318	$154	0.9%
Occupancy and equipment	3,075	3,062	13	0.4
FDIC assessment	699	467	232	49.7
Bank franchise tax	1,030	964	66	6.8
Core deposit intangible amortization	555	650	(95)	(14.6)
Data processing	1,790	1,628	162	10.0
Software	920	726	194	26.7
Other real estate owned, net	—	1	(1)	(100.0)
Other	6,289	5,988	301	5.0
Total noninterest expense	$31,830	$30,804	$1,026	3.3

The increase in salary and employee benefits in the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to a higher salary base partially offset by reduced incentive and commission expense. The increase in the FDIC assessment of $232 thousand was the result of an increase in the base assessment rate. Software expense increased $194 thousand for upgrades in ATM programs and other product upgrades. Other expenses increased $301 thousand reflecting inflationary price increases from vendors for various products and services in the 2023 period compared to the 2022 period.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO") and (2) core deposit intangible amortization by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment. The efficiency ratio for the 2023 quarter was 62.24% compared to 57.18% for the 2022 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Efficiency Ratio
Noninterest expense	$16,182	$15,455	$31,830	$30,804
Subtract: core deposit intangible amortization	(272)	(320)	(555)	(650)
	$15,910	$15,135	$31,275	$30,154

Net interest income	$21,148	$21,490	$44,372	$41,943
Tax equivalent adjustment	51	58	113	116
Noninterest income	4,355	4,837	8,727	10,437
Add: losses on securities	—	—	68	—
Add: losses on premise and equipment	8	84	113	80
	$25,562	$26,469	$53,393	$52,576

Efficiency ratio	62.24%	57.18%	58.58%	57.35%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$26,096	$19,109	$51,053	$37,931
Interest income - investments and other	3,386	3,479	6,793	6,122
Interest expense - deposits	(6,607)	(646)	(10,093)	(1,215)
Interest expense - customer repurchase agreements	(694)	(9)	(759)	(15)
Interest expense - other short-term borrowings	(588)	—	(1,728)	—
Interest expense - long-term borrowings	(394)	(385)	(781)	(764)
Total net interest income	$21,199	$21,548	$44,485	$42,059
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(44)	$(34)	$(89)	$(68)
Tax benefit realized on non-taxable interest income - municipal securities	(7)	(24)	(24)	(48)
GAAP measures net interest income	$21,148	$21,490	$44,372	$41,943

Income Taxes

The effective tax rate for the second quarter of 2023 was 21.13% compared to 20.90% for the second quarter of 2022. The effective rate for the six months of 2023 was 21.16% compared to 21.21% in the same period of 2022. The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of the assets and liabilities using the applicable enacted tax rate.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk. Price inflation had been consistently benign over the past several years but substantially increased beginning in mid-2021. Inflation has moderated in 2023 but is still significantly elevated relative to recent history. Management is closely monitoring noninterest expenses as a result of current inflation trends to implement cost mitigation measures, as applicable.

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

The available for sale securities portfolio was $560.7 million at June 30, 2023, compared to $608.1 million at December 31, 2022, a decrease of $47.4 million, or 7.8%. At June 30, 2023, the available for sale portfolio had an amortized cost of $630.4 million, resulting in a net unrealized loss of $69.7 million. At December 31, 2022, the available for sale portfolio had an amortized cost of $679.1 million, resulting in a net unrealized loss of $71.1 million. The slight improvement in the net unrealized loss was a result of the reduction in amortized cost which was partially offset by an increase in market rates during the period.

The Company sold securities available for sale totaling $12.8 million par value, net and realized a net loss of $68 thousand during the six months ended June 30, 2023. There were no security sales during the six months ended June 30, 2022. The Company has other sources of liquidity and currently intends to hold the remaining available for sale securities until maturity. The Company has established lines of credit totaling $110.0 million with correspondent banks, has access to the Federal Reserve discount borrowing window, and $495.1 million of borrowing capacity at the Federal Home Loan Bank ("FHLB") without pledging additional collateral.

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

Total loans were $2.2 billion at June 30, 2023 and December 31, 2022, respectively, with an increase of $58.0 million, or 2.7%. Average loans, including loans held for sale, were $2.2 billion and $2.0 billion for the second quarter of 2023 and 2022, respectively, an increase of $209.1 million, or 10.4%.

Loans held for sale totaled $4.0 million at June 30, 2023 and $1.1 million at December 31, 2022. Secondary loan production volume was $37.1 million for the six month period ended June 30, 2023 and $41.2 million for the same period of 2022. These loans were approximately 80% purchase and 20% refinance for the period ended June 30, 2023, and 65% purchase and 35% refinance for the year ended December 31, 2022.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of June 30, 2023
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$34,116	$174,627	$30,540	$1,651	$240,934
Commercial real estate - owner occupied	48,216	239,820	126,733	1,628	416,397
Commercial real estate - non-owner occupied	83,817	495,172	216,790	37,305	833,084
Residential real estate	17,046	165,814	146,311	22,684	351,855
Home equity	5,173	27,147	58,540	2,734	93,594
Total real estate	188,368	1,102,580	578,914	66,002	1,935,864

Commercial and industrial	45,753	153,504	93,023	9,498	301,778
Consumer	286	4,237	551	1,748	6,822

Total loans, net of deferred fees and costs	$234,407	$1,260,321	$672,488	$77,248	$2,244,464

Interest rate sensitivity:
Fixed interest rates	$182,302	$1,089,786	$547,245	$30,582	$1,849,915
Floating or adjustable rates	52,105	170,535	125,243	46,666	394,549

Total loans, gross	$234,407	$1,260,321	$672,488	$77,248	$2,244,464

Allowance for Credit Losses

The purpose of the allowance for credit losses - loans is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses on loans and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

On January 1, 2023, the Company adopted the current expected credit losses standard for estimating credit losses, which resulted in increases of $5.2 million in the ACL. At June 30, 2023, the ACL was $25.3 million compared to $19.6 million at December 31, 2022. The ACL as a percentage of total loans at such dates was 1.13% and 0.91%, respectively. Management will continue to evaluate the adequacy of the Company's ACL.

The Company recorded a provision for credit losses - loans for the second quarter of 2023 of $219 thousand compared to $581 thousand in the second quarter of the previous year. The provision expense for the second quarter of 2023 was a function of loan growth and net recovery activity during the period. The provision expense in the second quarter of 2022 was the result of loan growth during the period and a slight increase in specific reserves. The provision expense was increased by $49 thousand during the second quarter of 2023 for unfunded commitments. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Prior to the adoption of ASC 326, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The general allowance at December 31, 2022 was 0.94%. On a dollar basis, the reserve was $19.5 million. This segment of the allowance represented by far the largest portion of the loan portfolio and the largest aggregate risk. There was no allowance for performing acquired loans in accordance with GAAP. The FASB ASC 450 loan loss reserve balance is the total allowance for loan and lease losses reduced by allowances associated with these other pools of loans. The was no specific reserves related to impaired loans at December 31, 2022. The reserve related to the acquired loans with deteriorated credit quality was $93 thousand at December 31, 2022. This was the only portion of the reserve related to acquired loans as of that date.

The following tables present the Company's credit loss and recovery experience for the periods indicated (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total

Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	52	480	(87)	102	21	(35)	15	548
Charge-offs	(360)	—	—	—	—	—	(50)	(410)
Recoveries	224	4	25	32	85	47	40	457
Balance at June 30, 2023	$3,673	$2,552	$4,801	$9,387	$3,836	992	$101	$25,342

Average Loans	$238,186	$223,170	$432,532	$865,365	$343,866	$92,418	$6,717	$2,202,254
Ratio of net (recoveries) charge-offs to average loans*	0.11%	(0.00)%	(0.01)%	(0.01)%	(0.05)%	(0.10)%	0.30%	(0.00)%

*Annualized

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for credit losses	55	223	(486)	(120)	83	68	(177)
Charge-offs	(78)	—	—	—	(5)	(71)	(154)
Recoveries	87	—	10	3	8	50	158
Balance at June 30, 2022	$2,732	$1,620	$3,488	$7,024	$3,544	$97	$18,505

Average Loans	$236,167	$154,856	$419,889	$779,645	$389,797	$6,536	$1,986,890
Ratio of net (recoveries) charge-offs to average loans*	(0.01)%	0.00%	(0.00)%	(0.00)%	(0.00)%	0.64%	(0.00)%

* Annualized

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period ended June 30, 2023 and the year ended December 31, 2022.

Asset Quality Ratios
	June 30, 2023	December 31, 2022
Allowance to loans	1.13%	0.91%
Net recoveries to allowance (1)	0.37	3.68
Net recoveries to average loans (1)	0.00	0.04
Nonperforming assets to total assets	0.04	0.05
Nonperforming loans to loans	0.05	0.06
Provision to net recoveries/charge-offs (1)	(11.68)	221.81
Provision to average loans (1)	0.05	0.08
Allowance to nonperforming loans	2,474.80	1,478.08

__________________________

(1) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accruing and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit deteriorated loans.

Nonperforming loans to total loans were 0.05% at June 30, 2023 and 0.06% at December 31, 2022. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.04% of total assets at June 30, 2023 and 0.05% at December 31, 2022. The decrease in nonperforming assets resulted from a decline of $299 thousand in nonperforming loans.

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

Individually Assessed Loans

A loan is individually assessed when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total individually assessed loans at June 30, 2023 were $742.0 thousand. Impaired loans, exclusive of purchased credit impaired loans, were $5.1 million at December 31, 2022.

Other Real Estate Owned

OREO was $27 thousand at each of June 30, 2023 and December 31, 2022. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ACL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.7 billion at June 30, 2023 and $2.6 billion at December 31, 2022.

Average interest-bearing deposits were $1.7 billion for the second quarter of 2023, compared to $1.9 billion for the second quarter of 2022, a decrease of $180.6 million, or 9.8%. Average noninterest-bearing deposits for the 2023 quarter were $910.9 million, compared to $1.0 billion for the 2022 quarter, a decrease of $120.7 million, or 11.7%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the second quarter of 2023 was 1.59% compared to 0.14% for the second quarter of 2022.

Certificates of Deposit over $250,000

At June 30, 2023, certificates of deposit that met or exceeded the FDIC insurance limit held by the Company were $115.2 million, and were $87.6 million at December 31, 2022. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at June 30, 2023 (dollars in thousands):

June 30, 2023
3 months or less	$9,413
Over 3 through 6 months	32,564
Over 6 through 12 months	65,485
Over 12 months	7,787
Total	$115,249

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250 thousand, were approximately $1.1 billion at June 30, 2023 and approximately $974.0 million at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $328.1 million at June 30, 2023 compared to $321.2 million at December 31, 2022, an increase of $6.9 million, or 2.2%.

The Company paid cash dividends of $0.60 per share during the six months of 2023 while the diluted earnings per share for the same period was $1.53.

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2023 and December 31, 2022. Management believes, as of June 30, 2023, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2023		Percentage At December 31, 2022
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.68%	12.55%	11.70%	12.57%
Tier 1 capital ratio	12.81	12.55	12.86	12.57
Total capital ratio	13.84	13.57	13.67	13.38

Leverage Capital Ratio:

Tier 1 leverage ratio	10.60	10.39	10.36	10.12

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $10 million of the Company's common stock through December 31, 2023.

During the six month period ended June 30, 2023, the Company repurchased 34,131 shares at an average cost of $30.58 per share, for a total cost of $1.0 million. In the six month period ended June 30, 2022, the Company repurchased 143,605 shares at an average cost of $37.09 per share, for a total cost of $5.3 million.

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

Off balance sheet sources include lines of credit from the FHLB, federal funds lines of credit, and access to the Federal Reserve Bank of Richmond's discount window.

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At June 30, 2023 and December 31, 2022, there were $25.0 million and $100.5 million, respectively, in principal advance obligations to the FHLB. The Company's remaining credit availability from the FHLB was $726.5 million as of June 30, 2023, $495.1 million of which could be accessed without pledging additional collateral.

Also, the Company had $170.0 million outstanding in letters of credit at June 30, 2023 and December 31, 2022. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at June 30, 2023 or December 31, 2022.

The Company has a relationship with IntraFi Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. The Company had $90.4 million deposits through IntraFi's program as of June 30, 2023 and none at December 31, 2022.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at June 30, 2023 and at December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$610,454	$635,851
Standby letters of credit	12,440	12,897
Mortgage loan rate-lock commitments	5,882	1,920

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2023 is asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2023 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	June 30, 2023
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$2,597	3.0%
Up 3.00%	1,910	2.2
Up 2.00%	1,267	1.5
Up 1.00%	614	0.7
Flat	—	—
Down 1.00%	(1,502)	(1.7)
Down 2.00%	(3,955)	(4.6)
Down 3.00%	(7,423)	(8.6)
Down 4.00%	(10,473)	(12.1)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2023 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	June 30, 2023
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$376,151	$4,822	1.3%
Up 3.00%	388,312	16,983	4.6
Up 2.00%	394,981	23,652	6.4
Up 1.00%	390,546	19,217	5.2
Flat	371,329	—	—
Down 1.00%	339,591	(31,738)	(8.5)
Down 2.00%	283,897	(87,432)	(23.5)
Down 3.00%	208,194	(163,135)	(43.9)
Down 4.00%	119,520	(251,809)	(67.8)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10- K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 14, 2023. Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition or results of operations.

Combining Atlantic Union and the Company may be more difficult, costly or time-consuming than expected.

The success of the merger will depend, in part, on Atlantic Union's ability to realize the anticipated benefits and cost savings from combining the businesses of Atlantic Union and the Company and to combine the businesses of Atlantic Union and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. If the parties are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Atlantic Union and the Company have operated, and, until the completion of the merger, will continue to operate, independently. To realize the full extent of the anticipated benefits of the merger, after the completion of the merger, Atlantic Union expects to integrate the Company's business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party's ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect Atlantic Union's ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on Atlantic Union's financial results and the value of its common stock. If Atlantic Union experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Atlantic Union and the Company to lose customers or cause customers to withdraw their deposits from the Company's or Atlantic Union's banking subsidiaries, or other unintended consequences that could have a material adverse effect on Atlantic Union's or the Company's results of operations or financial condition after the merger. These integration matters could have an adverse effect on the Company during this transition period and on the combined company for an undetermined period after consummation of the merger.

Because the exchange ratio is fixed and the market price of Atlantic Union common stock will fluctuate, the value of the consideration to be received by the Company's shareholders in the merger may change.

Pursuant to the merger agreement, upon completion of the merger, each share of the Company's common stock, except for certain shares of the Company's common stock owned by the Company or Atlantic Union, that is issued and outstanding immediately prior to the effective time of the merger will be converted automatically into the right to receive 1.35 shares of common stock of Atlantic Union. The closing price of Atlantic Union common stock on the date that the merger is completed may vary from the closing price of Atlantic Union common stock on the date the Company and Atlantic Union announced the signing of the merger agreement. Because the merger consideration is determined by a fixed exchange ratio, the Company's shareholders will not know or be able to calculate the exact value of the shares of Atlantic Union common stock they will receive until completion of the merger. Any change in the market price of Atlantic Union common stock prior to completion of the merger will affect the value of the merger consideration that the Company's shareholders will receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies' respective businesses, operations and prospects, changes in estimates or recommendations by securities analysis or ratings agencies, and regulatory considerations, among other things. Many of these factors are beyond the control of the Company and Atlantic Union.

The merger may distract management of the Company from its other responsibilities.

The merger could cause the management of the Company to focus its time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company's management, if significant, could affect its ability to service existing business and develop new business and may adversely affect the business and earnings of the Company before the merger, or the business and earnings of the combined company after the merger.

Termination of the merger agreement with Atlantic Union could negatively impact the Company.

Each of the Company's and Atlantic Union's obligation to consummate the merger remains subject to a number of conditions which must be fulfilled to consummate the merger, and there can be no assurance that all of the conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the merger is successfully completed within its expected timeframe. If the merger agreement is terminated, the Company's business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company's common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be beneficial and will be completed. Atlantic Union and/or the Company may be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company's board of directors, the Company may be required to pay to Atlantic Union a termination fee of approximately $17.2 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses and would have committed substantial time and resources by management, without realizing the expected benefits of the merger. In addition, failure to consummate the merger also may result in negative reactions from the financial markets or from the Company's customers, vendors and employees.

The merger agreement with Atlantic Union limits the ability of the Company to pursue alternatives to the merger.

The merger agreement contains customary "no-shop" provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the merger agreement is terminated and the Company consummates a similar transaction with a party other than Atlantic Union, the Company must pay to Atlantic Union a fee of approximately $17.2 million. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effects of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company's ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the merger, the Company's business, or the business of the combined company following the merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the merger and from taking certain specified actions without the consent of Atlantic Union. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, or cannot be met.

Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from bank regulatory authorities, including the Federal Reserve. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party's regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the merger is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement.

If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, the Company's business, financial condition and results of operations may be adversely affected.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the Company's business, financial condition and results of operations.

Shareholders of the Company and/or Atlantic Union may file lawsuits against the Company, Atlantic Union and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Atlantic Union from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company, including any cost associated with the indemnification of the Company's directors and officers. The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of each company's business or operations. Such litigation could have an adverse effect on the Company's business, financial condition and results of operations and could prevent or delay the completion of the merger.

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

Shares of the Company's common stock were repurchased during the three months ended June 30, 2023 as detailed below. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $9.0 million of the Company's common stock as of June 30, 2023.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in 000's)

April 30, 2023	—	$—	—	$—
May 31, 2023	13,688	26.99	13,688	8,957
June 30, 2023	—	—	—	-
Total	13,688	$26.99	13,688	$8,957

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

ITEM 6.  EXHIBITS

2.1	Agreement and Plan of Merger by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc., dated July 24, 2023 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 25, 2023).*
31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
31.2	Section 302 Certification of Jeffrey W. Farrar, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer.
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer.
32.2	Section 906 Certification of Jeffrey W. Farrar, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer.
101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended June 30, 2023 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

* Riders and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 9, 2023		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Senior Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - August 9, 2023		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 9, 2023		(principal accounting officer)