Form 10-Q
period 2023-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2023-11-08
CIK 741516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-12820

AMERICAN NATIONAL BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 6, 2023, the Company had 10,628,987 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2023	December 31, 2022
Assets		*
Cash and due from banks	$34,646	$32,207
Interest-bearing deposits in other banks	40,622	41,133
Securities available for sale, at fair value	543,915	608,062
Restricted stock, at cost	12,936	12,651
Loans held for sale	1,981	1,061
Loans, net of deferred fees and costs	2,273,455	2,186,449
Less allowance for credit losses - loans	(25,124)	(19,555)
Net loans	2,248,331	2,166,894
Premises and equipment, net	32,167	32,900
Assets held-for-sale	1,131	1,382
Other real estate owned, net of valuation allowance	—	27
Goodwill	85,048	85,048
Core deposit intangibles, net	2,550	3,367
Bank owned life insurance	30,197	29,692
Other assets	57,734	51,478
Total assets	$3,091,258	$3,065,902

Liabilities
Noninterest-bearing deposits	$848,017	$1,010,602
Interest-bearing deposits	1,723,227	1,585,726
Total deposits	2,571,244	2,596,328
Customer repurchase agreements	60,035	370
Other short-term borrowings	85,000	100,531
Junior subordinated debt	28,410	28,334
Other liabilities	19,291	19,165
Total liabilities	2,763,980	2,744,728

Shareholders' equity
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,629,111 shares outstanding at September 30, 2023 and 10,608,781 shares outstanding at December 31, 2022	10,544	10,538
Capital in excess of par value	142,392	141,948
Retained earnings	231,962	223,664
Accumulated other comprehensive loss, net	(57,620)	(54,976)
Total shareholders' equity	327,278	321,174
Total liabilities and shareholders' equity	$3,091,258	$3,065,902

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and Dividend Income:
Interest and fees on loans	$27,512	$21,160	$78,476	$59,024
Interest and dividends on securities:
Taxable	2,564	2,664	7,855	7,344
Tax-exempt	24	110	115	297
Dividends	163	118	529	347
Other interest income	797	1,099	1,818	2,076
Total interest and dividend income	31,060	25,151	88,793	69,088
Interest Expense:
Interest on deposits	9,057	741	19,149	1,956
Interest on short-term borrowings	938	11	3,427	26
Interest on long-term borrowings	402	392	1,183	1,156
Total interest expense	10,397	1,144	23,759	3,138
Net Interest Income	20,663	24,007	65,034	65,950
Provision for (recovery of) credit losses	(538)	615	59	438
Net Interest Income After Provision for (Recovery of) Credit Losses	21,201	23,392	64,975	65,512
Noninterest Income:
Wealth management income	1,736	1,603	5,030	4,999
Service charges on deposit accounts	565	681	1,685	2,079
Interchange fees	1,162	1,013	3,458	2,990
Other fees and commissions	169	233	493	699
Mortgage banking income	293	388	634	1,490
Securities losses, net	—	—	(68)	—
Income from Small Business Investment Companies	453	501	888	1,672
Income from insurance investments	128	100	594	644
Losses on premises and equipment, net	—	(2)	(113)	(82)
Other	268	243	900	706
Total noninterest income	4,774	4,760	13,501	15,197
Noninterest Expense:
Salaries and employee benefits	9,229	9,618	26,701	26,936
Occupancy and equipment	1,601	1,514	4,676	4,576
FDIC assessment	354	227	1,053	694
Bank franchise tax	520	488	1,550	1,452
Core deposit intangible amortization	262	310	817	960
Data processing	821	818	2,611	2,446
Software	470	362	1,391	1,088
Other real estate owned, net	(10)	3	(10)	4
Merger related expenses	1,702	—	1,702	—
Other	3,394	3,108	9,683	9,096
Total noninterest expense	18,343	16,448	50,174	47,252
Income Before Income Taxes	7,632	11,704	28,302	33,457
Income Taxes	1,844	2,448	6,218	7,062
Net Income	$5,788	$9,256	$22,084	$26,395
Net Income Per Common Share:
Basic	$0.54	$0.87	$2.08	$2.47
Diluted	$0.54	$0.87	$2.08	$2.47
Weighted Average Common Shares Outstanding:
Basic	10,625,709	10,640,952	10,626,599	10,694,096
Diluted	10,625,709	10,643,073	10,627,732	10,696,409

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2023	2022
Net income	$5,788	$9,256

Other comprehensive loss:

Unrealized losses on securities available for sale	(5,388)	(25,234)
Tax effect	1,163	5,448

Unrealized gains on cash flow hedges	464	1,459
Tax effect	(97)	(306)

Other comprehensive loss	(3,858)	(18,633)

Comprehensive income (loss)	$1,930	$(9,377)

	Nine Months Ended September 30,
	2023	2022
Net income	$22,084	$26,395

Other comprehensive loss:

Unrealized losses on securities available for sale	(4,087)	(71,381)
Tax effect	882	15,410

Reclassification adjustment for losses on sales or calls of securities available for sale	68	—
Tax effect	(14)	—

Unrealized gains on cash flow hedges	642	4,298
Tax effect	(135)	(903)

Other comprehensive loss	(2,644)	(52,576)

Comprehensive income (loss)	$19,440	$(26,181)

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2023 and 2022
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2022	$10,588	$143,337	$212,524	$(39,018)	$327,431

Net income	—	—	9,256	—	9,256

Other comprehensive loss	—	—	—	(18,633)	(18,633)

Stock repurchased (60,104 shares)	(60)	(1,999)	—	—	(2,059)

Vesting of restricted stock (496 shares)	1	(1)	—	—	—

Equity based compensation (3,752 shares)	4	357	—	—	361

Cash dividends paid, $0.28 per share	—	—	(2,966)	—	(2,966)

Balance, September 30, 2022	$10,533	$141,694	$218,814	$(57,651)	$313,390

Balance, June 30, 2023	$10,535	$141,954	$229,363	$(53,762)	$328,090

Net income	—	—	5,788	—	5,788

Other comprehensive loss	—	—	—	(3,858)	(3,858)

Vesting of restricted stock (3,717 shares)	4	(4)	—	—	—

Equity based compensation (5,482 shares)	5	442	—	—	447

Cash dividends paid, $0.30 per share	—	—	(3,189)	—	(3,189)

Balance, September 30, 2023	$10,544	$142,392	$231,962	$(57,620)	$327,278

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2021	$10,710	$147,777	$201,380	$(5,075)	$354,792

Net income	—	—	26,395	—	26,395

Other comprehensive loss	—	—	—	(52,576)	(52,576)

Stock repurchased (203,709 shares)	(204)	(7,182)	—	—	(7,386)

Stock options exercised (713 shares)	1	11	—	—	12

Vesting of restricted stock (14,390 shares)	14	(14)	—	—	—

Equity based compensation (12,543 shares)	12	1,102	—	—	1,114

Cash dividends paid, $0.84 per share	—	—	(8,961)	—	(8,961)

Balance, September 30, 2022	$10,533	$141,694	$218,814	$(57,651)	$313,390

Balance, December 31, 2022	$10,538	$141,948	$223,664	$(54,976)	$321,174

Net income	—	—	22,084	—	22,084

Other comprehensive loss	—	—	—	(2,644)	(2,644)

Stock repurchased (34,131 shares)	(34)	(1,010)	—	—	(1,044)

Stock options exercised (4,150 shares)	4	65	—	—	69

Vesting of restricted stock (16,906 shares)	17	(17)	—	—	—

Equity based compensation (19,360 shares)	19	1,406	—	—	1,425

Impact of adoption of CECL	—	—	(4,221)	—	(4,221)

Cash dividends paid, $0.90 per share	—	—	(9,565)	—	(9,565)

Balance, September 30, 2023	$10,544	$142,392	$231,962	$(57,620)	$327,278

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$22,084	$26,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59	438
Depreciation	1,589	1,687
Net accretion of acquisition accounting adjustments	(1,582)	(1,345)
Core deposit intangible amortization	817	960
Net amortization of securities	796	1,304
Net loss on sale or call of securities available for sale	68	—
Gain on sale of loans held for sale	(634)	(1,490)
Proceeds from sales of loans held for sale	63,877	62,910
Net gain on other real estate owned	(13)	—
Originations of loans held for sale	(64,163)	(55,791)
Losses on sale or disposal of premises and equipment, net	113	82
Equity based compensation expense	1,425	1,114
Net change in bank owned life insurance	(505)	(373)
Deferred income tax (benefit) expense	(1,139)	720
Net change in other assets	(2,468)	(5,051)
Net change in other liabilities	(223)	331
Net cash provided by operating activities	20,101	31,891

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,180	—
Proceeds from maturities, calls and paydowns of securities available for sale	46,085	83,015
Purchases of securities available for sale	—	(105,117)
Net change in restricted stock	(285)	(327)
Net increase in loans	(85,009)	(171,381)
Net change in collateral with other financial institutions	—	3,200
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment, net	(1,305)	(894)
Proceeds from sale of assets held-for-sale	587	—
Proceeds from sale of other real estate owned	40	—
Net cash used in investing activities	(26,707)	(191,500)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	(162,585)	35,722
Net change in interest-bearing deposits	137,525	(235,165)
Net change in customer repurchase agreements	59,665	(40,503)
Repayment of other short-term borrowings	(15,531)	—
Common stock dividends paid	(9,565)	(8,961)
Repurchase of common stock	(1,044)	(7,386)
Proceeds from exercise of stock options	69	12
Net cash provided by (used in) financing activities	8,534	(256,281)
Net Increase (Decrease) in Cash and Cash Equivalents	1,928	(415,890)
Cash and Cash Equivalents at Beginning of Period	73,340	510,868
Cash and Cash Equivalents at End of Period	$75,268	$94,978

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

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses from the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses ("ACL"). In addition, CECL required changes to the accounting for available for sale debt securities. One such change is to require impairments deemed to be permanent in nature as credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities. The adjustments recorded at adoption were increases to the allowance for credit losses on loans of $5.2 million, $305 thousand to the reserve for unfunded loan commitments and $1.2 million to deferred tax assets. The adjustment to retained earnings was a decrease of $4.2 million.

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

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by FASB as part of its post-implementation review of the credit losses standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023. The TDR classification is no longer applicable subsequent to December 31, 2022. The adoption of ASU 2022-02 did not have a material effect on the Company's consolidated financial statements. See Note 3 - "Loans" for discussion.

Information contained within the report prior to adoption of ASU 2022-02 and ASU 2016-13 for the first three and nine month periods of 2022 and the year ended December 31, 2022, reflects prior GAAP.

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

Allowance for Available for Sale ("AFS") Securities

For AFS securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company's AFS portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. There is currently no ACL recorded against any securities in the Company's AFS securities portfolio at September 30, 2023. See Note 2 - "Securities" for additional information on the Company's ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

Recent Accounting Pronouncements

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative". This ASU incorporates certain U.S. Securities and Exchange Commission ("SEC") disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In August 2023, FASB issued ASU 2023-05, "Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement". This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification® Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance). A joint venture that elects to early adopt may apply ASU 2023-05 either prospectively or retrospectively. The Company does not expect the adoption of ASU 2023-05 to have a material impact on its consolidated financial statements.

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

Agreement and Plan of Merger

On July 24, 2023, the Company entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation ("Atlantic Union"). The merger agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of the Company and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. The merger agreement was approved by the Board of Directors of each of the Company and Atlantic Union. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.35 shares of common stock of Atlantic Union, with cash to be paid in lieu of any fractional shares. Each restricted stock award of the Company that is unvested immediately prior to the merger will fully vest and be cancelled and converted automatically into the right to receive 1.35 shares of Atlantic Union common stock in respect of each share of Company common stock underlying such award. The merger is expected to close in the first quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company's shareholders.

Note 2 – Securities

The amortized cost and fair value of investments in securities AFS at September 30, 2023 were as follows (dollars in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$151,806	$—	$11,155	$140,651
Federal agencies and GSEs	84,380	3	6,570	77,813
Mortgage-backed and CMOs	303,150	—	46,260	256,890
State and municipal	48,836	—	5,005	43,831
Corporate	30,809	—	6,079	24,730
Total securities available for sale	$618,981	$3	$75,069	$543,915

The amortized cost and fair value of investments in AFS securities at December 31, 2022 were as follows (dollars in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,033	$—	$12,606	$139,427
Federal agencies and GSEs	90,363	4	7,019	83,348
Mortgage-backed and CMOs	336,393	1	42,301	294,093
State and municipal	69,023	12	5,312	63,723
Corporate	31,299	—	3,828	27,471
Total securities available for sale	$679,111	$17	$71,066	$608,062

The adoption of ASC 326 requires an evaluation of AFS securities for credit losses. At  September 30, 2023, there was no allowance for credit losses related to the AFS portfolio. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $1.5 million at September 30, 2023. Prior guidance was in effect at December 31, 2022.

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost. The restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheets. The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2023 and  December 31, 2022 was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
FRB stock	$6,585	$6,545
FHLB stock	6,351	6,106
Total restricted stock	$12,936	$12,651

Unrealized Losses on Securities

The following table shows estimated fair value and gross unrealized losses for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at September 30, 2023. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

AFS securities that have been in a continuous unrealized loss position, at September 30, 2023, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$140,651	$11,155	$—	$—	$140,651	$11,155
Federal agencies and GSEs	77,548	6,570	212	—	77,336	6,570
Mortgage-backed and CMOs	256,890	46,260	291	10	256,599	46,250
State and municipal	41,531	5,005	3,170	332	38,361	4,673
Corporate	24,730	6,079	—	—	24,730	6,079
Total	$541,350	$75,069	$3,673	$342	$537,677	$74,727

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

U.S. Treasury securities: The unrealized losses on the Company's investment in 22 U.S. Treasury securities were caused by normal market fluctuations. All of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at September 30, 2023.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 40 government sponsored entities ("GSE") securities were caused by normal market fluctuations. Thirty-nine of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses related to these securities at September 30, 2023.

Mortgage-backed securities: The unrealized losses on the Company's investment in 137 GSE mortgage-backed securities were caused by normal market fluctuations. One hundred twenty-two of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at September 30, 2023.

Collateralized Mortgage Obligations: The unrealized losses associated with 55 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. All of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at September 30, 2023.

State and municipal securities: The unrealized losses on 61 state and municipal securities were caused by normal market fluctuations. Fifty-seven of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated AA- or higher), and principal and interest payments have been made timely. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at September 30, 2023.

Corporate securities: The unrealized losses on 12 corporate securities were caused by normal market fluctuations and not credit deterioration. All of these securities were in an unrealized loss position for 12 months or more. One of these securities is rated Baa2 by Moody's. The remaining eleven securities are not rated, and the Company conducts thorough internal quarterly credit reviews to assess ongoing financial strength including asset quality, capital and liquidity including independent evaluation of risk profiles. The contractual terms of these investments do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company concluded there were no credit losses related to these securities at  September 30, 2023.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company concluded there were no credit losses related to restricted stock at September 30, 2023.

Allowance for Credit Losses-Available for Sale Securities

As of September 30, 2023 and December 31, 2022, there were no allowances for credit losses-securities available for sale. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2023, which were comprised of 327 individual securities, represent a credit loss impairment. As of September 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk free," and have a long history of zero credit losses. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Realized Gains and Losses

The Company had no security sales in the three months ended September 30, 2023. Net proceeds from sales of AFS securities for the nine months ended September 30, 2023 totaled $13.2 million. Gross realized gains on these sales were $55 thousand, while gross realized losses were $123 thousand, which resulted in a net realized loss of $68 thousand for the nine months ended September 30, 2023. The Company did not have any sales of AFS securities during the three or nine months ended  September 30, 2022.

Note 3 – Loans

Loans, net of deferred fees and costs and excluding loans held for sale, at September 30, 2023 and  December 31, 2022, were comprised of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Commercial	$322,209	$304,247
Commercial real estate:
Construction and land development	269,840	197,525
Commercial real estate - owner occupied	413,151	418,462
Commercial real estate - non-owner occupied	803,440	827,728
Residential real estate:
Residential	366,557	338,132
Home equity	91,393	93,740
Consumer	6,865	6,615
Total loans, net of deferred fees and costs	$2,273,455	$2,186,449

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

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2023 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$—	$322,209	$322,209
Commercial real estate:
Construction and land development	—	—	—	—	—	269,840	269,840
Commercial real estate - owner occupied	46	84	—	2,932	3,062	410,089	413,151
Commercial real estate - non-owner occupied	597	—	—	89	686	802,754	803,440
Residential:
Residential	171	306	—	494	971	365,586	366,557
Home equity	76	50	—	209	335	91,058	91,393
Consumer	3	3	—	16	22	6,843	6,865
Total	$893	$443	$—	$3,740	$5,076	$2,268,379	$2,273,455

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2022 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$161	$—	$—	$4	$165	$304,082	$304,247
Commercial real estate:
Construction and land development	—	—	—	—	—	197,525	197,525
Commercial real estate - owner occupied	724	268	—	—	992	417,470	418,462
Commercial real estate - non-owner occupied	319	—	—	301	620	827,108	827,728
Residential:
Residential	664	90	—	797	1,551	336,581	338,132
Home equity	104	—	—	205	309	93,431	93,740
Consumer	—	—	16	—	16	6,599	6,615
Total	$1,972	$358	$16	$1,307	$3,653	$2,182,796	$2,186,449

The following table is a summary of nonaccrual loans by major categories for the dates indicated (dollars in thousands):

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$4
Commercial real estate:
Construction and land development	-	-	-	-
Commercial real estate-owner occupied	2,932	-	2,932	-
Commercial real estate-non-owner occupied	89	-	89	301
Residential:
Residential	352	142	494	797
Home equity	161	48	209	205
Consumer	-	16	16	-
Total	$3,534	$206	$3,740	$1,307

All payments received while on non-accrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on non-accrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2023 (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Commercial	$-	$2
Commercial real estate:
Construction and land development	-	-
Commercial real estate-owner occupied	2	10
Commercial real estate-non-owner occupied	-	-
Residential:
Residential	-	3
Home equity	-	-
Consumer	-	-
Total accrued interest reversed	$2	$15

The following table presents a nonaccrual loan analysis of collateral dependent loans as of September 30, 2023. Only loans over the Company's threshold are assessed (dollars in thousands):

	Residential	Business		Commercial	Owner	Total
	Properties	Assets	Land	Property	Occupied	Loans

Commercial real estate:	$-	$-	$-	$89	$2,932	$3,021
Residential:
Residential	352	-	-	-	-	352
Home equity	161	-	-	-	-	161
Total collateral dependent loans	$513	$-	$-	$89	$2,932	$3,534

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

The following table shows the amortized cost basis of the three loans modified to borrowers experiencing financial difficulty during the three months and four loans modified to borrowers in the nine months ended September 30, 2023. It is shown by class of loan and type of concession granted and describes the financial effect of the modification made to the borrower experiencing financial difficulty (dollars in thousands):

	Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate-owner occupied	$2,359	0.57%	Added a year to the term of one loan with principal deferment.
Commercial real estate-nonowner occupied	2,536	0.32	Interest rate reduction and term extension.
Residential real estate	9	-	Term extension.
Commercial real estate-owner occupied	426	0.10	Term extension.

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

Residential Real Estate in Process of Foreclosure

The Company had $23 thousand in residential loans in process of foreclosure at September 30, 2023 and $715 thousand in process of foreclosure at December 31, 2022. The Company had no residential other real estate owned ("OREO") at September 30, 2023 or at December 31, 2022.

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

The following table shows the Company's recorded investment in loans by credit quality indicators further disaggregated by year of origination as of  September 30, 2023 (dollars in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$32,493	$39,259	$56,532	$19,732	$9,918	$26,263	$123,200	$307,397
Special Mention	95	1,136	2,279	74	474	1,628	4,603	10,289
Substandard	-	145	18	-	368	1,022	2,970	4,523
Total commercial	$32,588	$40,540	$58,829	$19,806	$10,760	$28,913	$130,773	$322,209
Current period gross write-offs	$-	$-	$(360)	$-	$-	$-	$-	$(360)

Construction and land development
Pass	$35,441	$65,601	$121,106	$7,539	$5,383	$16,523	$6,905	$258,498
Special Mention	-	7,661	3,575	-	-	-	-	11,236
Substandard	-	-	-	-	-	106	-	106
Total construction and land development	$35,441	$73,262	$124,681	$7,539	$5,383	$16,629	$6,905	$269,840
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass	$22,939	$62,403	$100,457	$43,938	$24,956	$139,317	$7,897	$401,907
Special Mention	-	-	1,363	229	-	801	3,275	5,668
Substandard	-	-	-	2,359	-	2,791	426	5,576
Total commercial real estate - owner occupied	$22,939	$62,403	$101,820	$46,526	$24,956	$142,909	$11,598	$413,151
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Pass	$32,400	$145,445	$194,531	$131,640	$58,943	$222,755	$6,459	$792,173
Special Mention	-	-	-	-	319	2,164	-	2,483
Substandard	3,097	-	1,340	1,474	1,869	1,004	-	8,784
Total commercial real estate - non-owner occupied	$35,497	$145,445	$195,871	$133,114	$61,131	$225,923	$6,459	$803,440
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$59,660	$96,791	$86,351	$24,725	$14,419	$65,774	$15,773	$363,493
Special Mention	-	258	201	-	310	785	-	1,554
Substandard	-	-	262	126	-	1,122	-	1,510
Total residential	$59,660	$97,049	$86,814	$24,851	$14,729	$67,681	$15,773	$366,557
Current period gross write-offs	$-	$-	$-	$-	$-	$(6)	$-	$(6)

Home equity
Pass	$-	$-	$-	$-	$-	$-	$90,853	$90,853
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	540	540
Total home equity	$-	$-	$-	$-	$-	$-	$91,393	$91,393
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$2,172	$1,460	$556	$262	$163	$1,708	$521	$6,842
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	4	-	-	-	17	2	23
Total consumer	$2,172	$1,464	$556	$262	$163	$1,725	$523	$6,865
Current period gross write-offs	$-	$-	$(6)	$-	$-	$(56)	$(1)	$(63)

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate -Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential	Home Equity
Pass	$288,041	$197,331	$405,223	$826,844	$333,124	$93,062
Special Mention	10,657	—	2,388	239	1,577	—
Substandard	5,548	194	10,851	645	3,431	678
Doubtful	1	—	—	—	—	—
Total	$304,247	$197,525	$418,462	$827,728	$338,132	$93,740

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,599
Nonperforming	16
Total	$6,615

Note 4 – Allowance for Credit Losses - Loans and Reserve for Unfunded Lending Commitments

Changes in the allowance for credit losses and the reserve for unfunded lending commitments (included in other liabilities) at and for the indicated dates and periods are presented below (dollars in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022
Allowance for Credit Losses - Loans
Balance, beginning of period	$19,555	$18,678	$18,678
Day 1 impact of CECL adoption	5,192	-	-
Provision for credit losses	15	1,597	438
Charge-offs	(429)	(1,019)	(185)
Recoveries	791	299	258
Balance, end of period	$25,124	$19,555	$19,189

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$377	$386	$386
Day 1 impact of CECL adoption	305	-	-
Provision for (recovery of) unfunded commitments	44	(9)	(8)
Balance, end of period	$726	$377	$378

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

The following table presents changes in the Company's allowance for credit losses by portfolio segment at and for the nine months ended September 30, 2023 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total
Allowance for Credit Losses - Loans
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	(40)	756	(315)	(388)	103	(77)	(24)	15
Charge-offs	(360)	—	—	—	(6)	—	(63)	(429)
Recoveries	471	6	32	40	100	50	92	791
Balance at September 30, 2023	$3,828	$2,830	$4,580	$8,905	$3,927	$953	$101	$25,124

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

The Company recorded a recovery of credit losses for the third quarter of 2023 of $538 thousand compared to a provision of $615 thousand in the third quarter of the previous year. The negative provision for the third quarter of 2023 was a function of net recovery activity during the period as well as a slight reduction in the expected loss rate from the CECL model. The provision expense in the third quarter of 2022 was the result of loan growth during the period. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Note 5 – Goodwill and Other Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value of the goodwill annually as of June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company performed a qualitative assessment of goodwill at June 30, 2023, and concluded that no impairment existed. No indicators were identified during the nine months ended September 30, 2023 or 2022.

Core deposit intangibles resulting from the acquisitions of MainStreet BankShares, Inc. in January 2015 and HomeTown Bankshares Corporation ("HomeTown") in April 2019 were $10.0 million in the aggregate and are being amortized on an accelerated basis over 120 months. The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2023, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$85,048	$3,367
Amortization	—	(817)
Balance at September 30, 2023	$85,048	$2,550

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

The following tables present information about the Company's leases, as of and for the periods indicated (dollars in thousands):

	September 30, 2023	December 31, 2022
Lease liabilities	$5,261	$3,318
Right-of-use assets	$5,191	$3,245
Weighted average remaining lease term (years)	8.38	6.77
Weighted average discount rate	3.88%	3.16%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Lease cost
Operating lease cost	$351	$268
Short-term lease cost	—	—
Total lease cost	$351	$268

Cash paid for amounts included in the measurement of lease liabilities	$346	$271

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$913	$803
Short-term lease cost	—	—
Total lease cost	$913	$803

Cash paid for amounts included in the measurement of lease liabilities	$916	$810

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of September 30, 2023
Three months ending December 31, 2023	$265
Twelve months ending December 31, 2024	883
Twelve months ending December 31, 2025	835
Twelve months ending December 31, 2026	607
Twelve months ending December 31, 2027	546
Twelve months ending December 31, 2028	550
Thereafter	2,548
Total undiscounted cash flows	6,234
Discount	(973)
Lease liabilities	$5,261

Note 7 – Short-term Borrowings

Short-term borrowings may consist of customer repurchase agreements, short-term borrowings from the FHLB and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or GSEs. They mature daily. The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Customer repurchase agreements	$60,035	$370
Other short-term borrowings	85,000	100,531
Total short-term borrowings	$145,035	$100,901

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  September 30, 2023, $921.5 million in eligible collateral was pledged under the blanket floating lien agreement, which covers both short-term and long-term borrowings. FHLB availability based on pledged collateral at September 30, 2023 was $677.6 million, with $446.5 million of additional borrowing capacity without pledging additional collateral.

The Company had junior subordinated debt at September 30, 2023 and 2022, as noted below.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2023, the Bank's public deposits totaled $252.3 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2023, the Company had $170.0 million in letters of credit with the FHLB outstanding, as well as $170.3 million in agency, state, and municipal securities, pledged to provide collateral for such deposits.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned unconsolidated subsidiary of the Company, issued $20.0 million of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the any time. Distributions are cumulative and accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619 thousand received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20.6 million of the Company's junior subordinated debt securities, issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.

The Company has $7.8 million in junior subordinated debt to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts were not consolidated in the Company's financial statements.

In accordance with ASC 810-10-15-14, Consolidation – Overall – Scope and Scope Exceptions, the Company did not eliminate through consolidation the Company's $619 thousand equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts. Instead, the Company reflected these equity investments in other assets in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  September 30, 2023 and December 31, 2022 (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
AMNB Statutory Trust I	4/7/2006	SOFR plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	SOFR plus 3.45%	11/7/2032	4,643	4,601

MidCarolina Trust II	12/3/2003	SOFR plus 2.95%	10/7/2033	3,148	3,114

				$28,410	$28,334

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $512 thousand and $461 thousand at September 30, 2023 and $554 thousand and $495 thousand at  December 31, 2022, respectively. The original fair value adjustments of $1.2 million and $1.0 million are being amortized into interest expense over the remaining lives of the respective borrowings.

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

All interest rate swaps were entered into with counterparties that met the Company's credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts is not significant. The interest rates swaps were terminated in October 2023 (see Note 16 - Subsequent Events - Swap Terminations).

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

The following tables present information on the Company's derivative financial instruments as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,966	$—	$850

	December 31, 2022
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$1,325	$—	$850

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. No stock options have been granted since 2009. Replacement stock options awards representing 40,753 shares of the Company's stock were issued in conjunction with the HomeTown acquisition in 2019. At September 30, 2023, all options related to the acquisition had been exercised. As of September 30, 2023, there were no nonvested stock option grants and no unrecognized compensation expense for stock options.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the employee stock awarded is established as the fair value of the Company's common stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The restricted stock granted cliff vests at the end of a 36-month period beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2023 is summarized in the following table.

	Shares	Weighted Average Grant Date Value Per Share
Nonvested at December 31, 2022	71,676	$33.39
Granted	32,585	36.49
Vested	(17,446)	35.70
Forfeited	(1,603)	34.27
Nonvested at September 30, 2023	85,212	$34.09

As of September 30, 2023 and December 31, 2022, there was $1.4 million and $1.1 million, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. The cost is expected to be recognized over the next 12 to 36 months. The share-based compensation expense for nonvested restricted stock was $800 thousand and $665 thousand during the first nine months of 2023 and 2022, respectively.

Note 11 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,625,709	$0.54	10,640,952	$0.87
Effect of dilutive securities - stock options	—	—	2,121	—
Diluted earnings per share	10,625,709	$0.54	10,643,073	$0.87

	Nine Months Ended September 30,
	2023		2022
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,626,599	$2.08	10,694,096	$2.47
Effect of dilutive securities - stock options	1,133	—	2,313	-
Diluted earnings per share	10,627,732	$2.08	10,696,409	$2.47

Outstanding stock options on common stock whose effects are anti-dilutive are not included in computing diluted earnings per share. There were no anti-dilutive stock options for the three or nine months ended September 30, 2023 and 2022.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2023 or December 31, 2022.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2023 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$140,651	$—	$140,651	$—
Federal agencies and GSEs	77,813	—	77,813	—
Mortgage-backed and CMOs	256,890	—	256,890	—
State and municipal	43,831	—	43,831	—
Corporate	24,730	—	24,730	—
Total securities available for sale	$543,915	$—	$543,915	$—
Loans held for sale	$1,981	$—	$1,981	$—
Derivatives - cash flow hedges	$1,966	$—	$1,966	$—

	Fair Value Measurements at December 31, 2022 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$139,427	$—	$139,427	$—
Federal agencies and GSEs	83,348	—	83,348	—
Mortgage-backed and CMOs	294,093	—	294,093	—
State and municipal	63,723	—	63,723	—
Corporate	27,471	—	27,471	—
Total securities available for sale	$608,062	$—	$608,062	$—
Loans held for sale	$1,061	$—	$1,061	$—
Derivative - cash flow hedges	$1,325	$—	$1,325	$—

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

	Fair Value Measurements at September 30, 2023 Using
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

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2023 is as follows:

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

The carrying values and the exit pricing concept fair values of the Company's financial instruments at September 30, 2023 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2023 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$75,268	$75,268	$—	$—	$75,268
Securities available for sale	543,915	—	543,915	—	543,915
Restricted stock	12,936	—	12,936	—	12,936
Loans held for sale	1,981	—	1,981	—	1,981
Loans, net of allowance	2,248,331	—	—	2,091,303	2,091,303
Derivative - cash flow hedges	1,966	—	1,966	—	1,966
Bank owned life insurance	30,197	—	30,197	—	30,197
Accrued interest receivable	7,650	—	7,650	—	7,650

Financial Liabilities:
Deposits	$2,571,244	$—	$2,645,444	$—	$2,645,444
Repurchase agreements	60,035	—	60,035	—	60,035
Other short-term borrowings	85,000	—	85,000	—	85,000
Junior subordinated debt	28,410	—	—	22,907	22,907
Accrued interest payable	2,024	—	2,024	—	2,024

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

Segment information as of and for the three and nine months ended September 30, 2023 and 2022 is shown in the following tables (dollars in thousands):

	As of and For the Three Months Ended September 30, 2023
	Community Banking	Wealth Management	Total
Interest income	$31,060	$—	$31,060
Interest expense	10,397	—	10,397
Noninterest income	3,038	1,736	4,774
Noninterest expense	17,656	687	18,343
Income before income taxes	6,583	1,049	7,632
Net income	4,992	796	5,788
Depreciation and amortization	784	1	785
Total assets	3,091,004	254	3,091,258
Goodwill	85,048	—	85,048
Capital expenditures	696	—	696

	As of and For the Three Months Ended September 30, 2022
	Community Banking	Wealth Management	Total
Interest income	$25,151	$—	$25,151
Interest expense	1,144	—	1,144
Noninterest income	3,157	1,603	4,760
Noninterest expense	15,681	767	16,448
Income before income taxes	10,868	836	11,704
Net income	8,595	661	9,256
Depreciation and amortization	874	3	877
Total assets	3,049,079	241	3,049,320
Goodwill	85,048	—	85,048
Capital expenditures	894	—	894

	As of and For the Nine Months Ended September 30, 2023
	Community Banking	Trust and Investment Services	Total
Interest income	$88,793	$—	$88,793
Interest expense	23,759	—	23,759
Noninterest income	8,470	5,031	13,501
Noninterest expense	47,910	2,264	50,174
Income before income taxes	25,535	2,767	28,302
Net income	19,925	2,159	22,084
Depreciation and amortization	2,402	4	2,406
Total assets	3,091,004	254	3,091,258
Goodwill	85,048	—	85,048
Capital expenditures	1,305	—	1,305

	As of and For the Nine Months Ended September 30, 2022
	Community Banking	Trust and Investment Services	Total
Interest income	$69,088	$—	$69,088
Interest expense	3,138	—	3,138
Noninterest income	10,198	4,999	15,197
Noninterest expense	45,088	2,164	47,252
Income before income taxes	30,621	2,836	33,457
Net income	24,158	2,237	26,395
Depreciation and amortization	2,639	8	2,647
Total assets	3,049,079	241	3,049,320
Goodwill	85,048	—	85,048
Capital expenditures	894	—	894

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information as of and for the nine months ended September 30, 2023 and 2022 is shown in the following table (dollars in thousands):

	2023	2022
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$34,646	$35,437
Interest-bearing deposits in other banks	40,622	59,541
Cash and Cash Equivalents	$75,268	$94,978

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$22,511	$3,160
Income taxes	6,809	1,482
Noncash investing and financing activities:
Transfer from premises and equipment to assets held for sale	449	—
Net unrealized losses on securities available for sale	(4,019)	(71,381)
Net unrealized gains on cash flow hedges	642	4,298

Note 15 – Accumulated Other Comprehensive Loss

Changes in each component of AOCI for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Losses on Securities	Unrealized Gains on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at June 30, 2022	$(37,886)	$30	$(1,162)	$(39,018)

Net unrealized losses on securities available for sale, net of tax, $(5,448)	(19,786)	—	—	(19,786)

Net unrealized gains on cash flow hedges, net of tax, $306	—	1,153	—	1,153

Balance at September 30, 2022	$(57,672)	$1,183	$(1,162)	$(57,651)

Balance at June 30, 2023	$(54,636)	$1,187	$(313)	$(53,762)

Net unrealized losses on securities available for sale, net of tax, $(1,163)	(4,225)	—	—	(4,225)

Net unrealized gains on cash flow hedges, net of tax, $97	—	367	—	367

Balance at September 30, 2023	$(58,861)	$1,554	$(313)	$(57,620)

For the Nine Months Ended	Net Unrealized Losses on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(1,701)	$(2,212)	$(1,162)	$(5,075)

Net unrealized losses on securities available for sale, net of tax, $(15,410)	(55,971)	—	—	(55,971)

Net unrealized gains on cash flow hedges, net of tax, $902	—	3,395	—	3,395

Balance at September 30, 2022	$(57,672)	$1,183	$(1,162)	$(57,651)

Balance at December 31, 2022	$(55,710)	$1,047	$(313)	$(54,976)

Net unrealized losses on securities available for sale, net of tax, $(882)	(3,205)	—	—	(3,205)

Reclassification adjustment for realized losses on securities, net of tax, $14	54	—	—	54

Net unrealized gains on cash flow hedges, net of tax, $135	—	507	—	507

Balance at September 30, 2023	$(58,861)	$1,554	$(313)	$(57,620)

Note 16 – Subsequent Events - Swap Terminations

On October 16, 2023, the Company terminated the three interest rate swaps designated as cash flow hedges related to its trust preferred capital notes, as previously discussed in Note 9. Prior to the termination, the Company had recorded $1.6 million in other assets and $413 thousand as a component of other comprehensive income related to the interest rate swap derivatives.

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

Forward-Looking Statements

Certain statements in this Form 10-Q of American National Bankshares Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding anticipated changes in the interest rate environment, future economic conditions and the impacts of current economic uncertainties, and projections, predictions, expectations, or beliefs about future events or results, or otherwise are not statements of historical fact. Such forward-looking statements are based on certain assumptions as of the time they are made, and are inherently subject to known and unknown risks and uncertainties, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," "intend," "will," "may," "view," "seek to," "opportunity," "potential," "continue," "confidence" or words of similar meaning, or other statements concerning opinions or judgment of our management about future events. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, us will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the following:

●

the businesses of the Company and Atlantic Union Bankshares Corporation ("Atlantic Union") may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

●	the expected growth opportunities or cost savings from the merger with Atlantic Union may not be fully realized or may take longer to realize than expected;
●

deposit attrition, operating costs, customer losses and business disruption prior to and following the merger with Atlantic Union, including adverse effects on relationships with employees and customers, may be greater than expected;

●	the regulatory and shareholder approvals required for the merger with Atlantic Union may not be obtained;
●	the level of inflation;
●	financial market volatility including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;
●

the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses;

●

general economic or business conditions, either nationally or in the market areas in which the Company does business, may be less favorable than expected, resulting in deteriorating credit quality, reduced demand for credit, or a weakened ability to generate deposits;

●

competition among financial institutions may increase, and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Company;

●	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;
●	the ability to recruit and retain key personnel;
●	cybersecurity threats or attacks, the implementation of new technologies, and the ability to develop and maintain reliable and secure electronic systems;
●	the effects of climate change, natural disasters, and extreme weather events;
●

geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts of threats or terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;

●	the impact of health emergencies, epidemics or pandemics;
●	risks related to environmental, social and governance practices; and
●	risks associated with mergers, acquisitions, and other expansion activities.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, and quarterly report on Form 10-Q for the period ended June 30, 2023 including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2023 presentation.

Agreement and Plan of Merger

On July 24, 2023, the Company entered into an Agreement and Plan of Merger with Atlantic Union. The merger agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of the Company and Atlantic Union, the Bank will merge with and into Atlantic Union’s wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.35 shares of common stock of Atlantic Union, with cash to be paid in lieu of any fractional shares. The merger is expected to close in the first quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders.

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

Goodwill and Intangible Assets

The Company's goodwill was recognized in connection with past business combinations and is reported at the community banking segment. The Company reviews the carrying value annually at June 30 or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The annual evaluation at June 30, 2023 concluded that no impairment existed. No indicators of impairment were noted for the nine months ended September 30, 2023 or 2022. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

RESULTS OF OPERATIONS

Executive Overview

Third quarter 2023 financial highlights include the following:

•	Net income was $5.8 million, or $0.54 per diluted common share, for the third quarter of 2023, compared to $7.1 million or $0.67 per diluted common share, for the previous quarter and $9.3 million or $0.87 per diluted common share, for the same quarter of 2022.

•	Average deposits grew $51.5 million, or 8.0% annualized, during the quarter and decreased $144.0 million, or 5.2%, from the same quarter of 2022.

•	Loans grew $29.0 million, or 5.2% annualized, during the quarter and increased $154.0 million, or 7.3%, from the same quarter of 2022.

•	Fully taxable equivalent net interest margin was 2.76% for the third quarter, down from 2.88% in the previous quarter and 3.20% in the same quarter of the prior year.

•	Annualized net recoveries as a percentage of average loans outstanding were (0.06%) for the third quarter of 2023, compared to (0.05%) in the previous quarter and (0.01%) in the same quarter in the prior year.

•	Nonperforming assets as a percentage of total assets were 0.12% at September 30, 2023, compared to 0.04% at June 30, 2023 and 0.05% at September 30, 2022

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

Three months ended September 30, 2023 and 2022

Net interest income on a taxable equivalent basis was $20.7 million for the third quarter of 2023, a decrease of $3.4 million, or 13.9%, compared to $24.1 million for the same quarter of 2022. Average loan balances for the 2023 quarter were up $183.2 million, or 8.9%, over the 2022 quarter reflecting core loan growth since the third quarter of 2022. Loan yields for the quarter were 72 basis points higher than the 2022 quarter.

For the third quarter of 2023, the Company's yield on interest-earning assets was 4.17%, compared to 3.35% for the third quarter of 2022. The cost of interest-bearing deposits was 2.04% for the 2023 quarter compared to 0.17% for the 2022 quarter. The interest rate spread was 1.96% for the 2023 quarter compared to 3.09% for the 2022 quarter. The net interest margin, on a fully taxable equivalent basis, was 2.76% for the 2023 quarter compared to 3.20% for the 2022 quarter, a contraction of 44 basis points. The decline from the same quarter in 2022 is a reflection of a changing mix of assets and increasing market rates resulting in an increase in the yield on average earning assets of 82 basis points, more than offset by a 195 basis point rise in the cost of average interest-bearing liabilities.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2023 and 2022. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Average Balance		Income/Expense		Yield/Rate

Total loans	$2,251,163	$2,068,003	$27,559	$21,191	4.81%	4.09%

Securities:
Taxable	630,034	708,076	2,727	2,782	1.73	1.56
Tax exempt	4,279	20,459	30	138	2.85	2.70
Total securities	634,313	728,535	2,757	2,920	1.74	1.60

Deposits in other banks	53,758	208,754	797	1,099	5.88	2.09

Total interest-earning assets	2,939,234	3,005,292	31,113	25,210	4.17	3.35

Non-earning assets	148,997	165,036

Total assets	$3,088,231	$3,170,328

Deposits:
Demand	$489,126	$522,021	983	34	0.80	0.03
Savings and money market	923,732	950,339	5,448	368	2.34	0.15
Time	346,136	251,571	2,626	339	3.00	0.53
Total deposits	1,758,994	1,723,931	9,057	741	2.04	0.17

Customer repurchase agreements	65,550	18,719	759	11	4.60	0.23
Other short-term borrowings	12,935	—	179	—	5.42	—
Long-term borrowings	28,393	28,293	402	392	5.55	5.54
Total interest-bearing liabilities	1,865,872	1,770,943	10,397	1,144	2.21	0.26

Noninterest-bearing demand deposits	872,488	1,051,585
Other liabilities	20,059	17,482
Shareholders' equity	329,812	330,318
Total liabilities and shareholders' equity	$3,088,231	$3,170,328

Interest rate spread					1.96%	3.09%
Net interest margin					2.76%	3.20%

Net interest income (taxable equivalent basis)			20,716	24,066
Less: Taxable equivalent adjustment			53	59
Net interest income			$20,663	$24,007

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30,
	2023 vs. 2022
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income

Total loans	$6,368	$4,377	$1,991

Securities:
Taxable	(55)	268	(323)
Tax exempt	(108)	5	(113)
Total securities	(163)	273	(436)
Deposits in other banks	(302)	944	(1,246)
Total interest income	5,903	5,594	309

Interest expense
Deposits:
Demand	949	951	(2)
Savings and money markets	5,080	5,091	(11)
Time	2,287	2,115	172
Total deposits	8,316	8,157	159
Customer repurchase agreements	748	660	88
Other short-term borrowings	179	—	179
Long-term borrowings	10	9	1
Total interest expense	9,253	8,826	427
Net interest income	$(3,350)	$(3,232)	$(118)

Nine months ended September 30, 2023 and 2022

Net interest income on a taxable equivalent basis was $65.2 million for the nine months ended September 30, 2023, a decrease of $925 thousand, or 1.4%, compared to $66.1 million, for the same period of 2022. Average loan balances for the 2023 period were up $202.7 million, or 10.0%, over the 2022 period reflecting core loan growth since the third quarter of 2022. Loan yields for the period were 77 basis points higher than the 2022 period.

For the nine months ended September 30, 2023, the Company's yield on interest-earning assets was 4.03%, compared to 3.00% for 2022. The cost of interest-bearing deposits was 1.52% for the 2023 period compared to 0.14% for the 2022 period. The interest rate spread was 2.28% for the 2023 period compared to 2.78% for the 2022 period. The net interest margin, on a fully taxable equivalent basis, was 2.94% for the 2023 period compared to 2.86% for the 2022 period, an increase of 8 basis points. The increase from the same period in 2022 is a reflection of a changing mix of assets and increasing market rates resulting in an increase in the yield on average earning assets of 103 basis points, partially offset by a 153 basis point rise in the cost of average interest-bearing liabilities.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2023 and 2022. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans is only recognized when the loan returns to accrual status or at full payment of principal.

Net Interest Income Analysis (dollars in thousands)

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Average Balance		Income/Expense		Yield/Rate
Total Loans	$2,219,599	$2,016,903	$78,612	$59,122	4.68%	3.91%

Securities:
Taxable	647,688	703,048	8,384	7,691	1.73	1.46
Tax exempt	7,049	18,977	146	375	2.76	2.64
Total securities	654,737	722,025	8,530	8,066	1.74	1.49

Deposits in other banks	46,445	344,887	1,818	2,076	5.23	0.80

Total interest-earning assets	2,920,781	3,083,815	88,960	69,264	4.03	3.00

Non-earning assets	149,533	176,821

Total assets	$3,070,314	$3,260,636

Deposits:
Demand	$480,422	$531,301	1,815	107	0.51	0.03
Savings and Money Market	891,035	995,555	11,841	708	1.78	0.10
Time	309,854	290,725	5,493	1,141	2.37	0.52
Total deposits	1,681,311	1,817,581	19,149	1,956	1.52	0.14

Customer repurchase agreements	45,071	31,858	1,519	26	4.50	0.11
Other short-term borrowings	52,142	—	1,908	—	4.83	—
Long-term borrowings	28,368	28,268	1,183	1,156	5.50	5.45
Total interest-bearing liabilities	1,806,892	1,877,707	23,759	3,138	1.75	0.22

Noninterest-bearing demand deposits	917,113	1,027,942
Other liabilities	17,909	17,354
Shareholders' equity	328,400	337,633
Total liabilities and shareholders' equity	$3,070,314	$3,260,636

Interest rate spread					2.28%	2.78%
Net interest margin					2.94%	2.86%

Net interest income (taxable equivalent basis)			65,201	66,126
Less: Taxable equivalent adjustment			167	176
Net interest income			$65,034	$65,950

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30,
	2023 vs. 2022
		Change
	Increase	Attributable to
	(Decrease)	Rate	Volume
Interest income
Total loans	$19,490	$13,146	$6,344

Securities:
Taxable	693	1,332	(639)
Tax exempt	(229)	17	(246)
Total securities	464	1,349	(885)
Deposits in other banks	(258)	2,882	(3,140)
Total interest income	19,696	17,377	2,319

Interest expense
Deposits:
Demand	1,708	1,719	(11)
Savings and money markets	11,133	11,215	(82)
Time	4,352	4,272	80
Total deposits	17,193	17,206	(13)
Customer repurchase agreements	1,493	1,478	15
Other short-term borrowings	1,908	—	1,908
Long-term borrowings	27	23	4
Total interest expense	20,621	18,707	1,914
Net interest income (taxable equivalent basis)	$(925)	$(1,330)	$405

Noninterest Income

Three months ended September 30, 2023 and 2022

For the quarter ended September 30, 2023, noninterest income increased $14 thousand, or 0.3%, compared to the comparable 2022 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$1,736	$1,603	$133	8.3%
Service charges on deposit accounts	565	681	(116)	(17.0)
Interchange fees	1,162	1,013	149	14.7
Other fees and commissions	169	233	(64)	(27.5)
Mortgage banking income	293	388	(95)	(24.5)
Income from Small Business Investment Companies	453	501	(48)	(9.6)
Income from insurance investments	128	100	28	28.0
Losses on premises and equipment, net	—	(2)	2	100.0
Other	268	243	25	10.3
Total noninterest income	$4,774	$4,760	$14	0.3

Wealth management income increased $133 thousand compared to the same quarter of 2022, reflecting net growth in assets under management and market gains. Interchange fees increased $149 thousand. Mortgage banking income decreased $95 thousand in the 2023 quarter compared to the 2022 quarter, reflecting decreased demand for new home purchases and refinancing in an increasing rate environment. Service charges on deposit accounts decreased $116 thousand reflecting lower non-sufficient funds fee income in the 2023 quarter.

Nine months ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, noninterest income decreased $1.7 million, or 11.2%, compared to the same period of 2022. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$5,030	$4,999	$31	0.6%
Service charges on deposit accounts	1,685	2,079	(394)	(19.0)
Interchange fees	3,458	2,990	468	15.7
Other fees and commissions	493	699	(206)	(29.5)
Mortgage banking income	634	1,490	(856)	(57.4)
Securities losses, net	(68)	—	(68)	—
Income from Small Business Investment Companies	888	1,672	(784)	(46.9)
Income from insurance investments	594	644	(50)	(7.8)
Losses on premises and equipment, net	(113)	(82)	(31)	(37.8)
Other	900	706	194	27.5
Total noninterest income	$13,501	$15,197	$(1,696)	(11.2)

Service charges on deposits decreased $394 thousand while interchange fees increased $468 thousand. Mortgage banking income decreased $856 thousand in the first nine months of 2023 compared to the same period in 2022, reflecting decreased demand for new home purchases and refinancing in an increasing rate environment. Income from small business investment companies declined by $784 thousand in the first three quarters of 2023 period compared to the same period of 2022 reflecting lower distributions received and fair market value adjustments.

Noninterest Expense

Three months ended September 30, 2023 and 2022

For the three months ended September 30, 2023, noninterest expense increased $1.9 million, or 11.5%, compared to the same quarter of 2022. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$9,229	$9,618	$(389)	(4.0)%
Occupancy and equipment	1,601	1,514	87	5.7
FDIC assessment	354	227	127	55.9
Bank franchise tax	520	488	32	6.6
Core deposit intangible amortization	262	310	(48)	(15.5)
Data processing	821	818	3	0.4
Software	470	362	108	29.8
Other real estate owned, net	(10)	3	(13)	(433.3)
Merger related expenses	1,702	—	1,702	—
Other	3,394	3,108	286	9.2
Total noninterest expense	$18,343	$16,448	$1,895	11.5

The $1.7 million in merger related expenses in the third quarter of 2023 is associated with the pending merger agreement with Atlantic Union. The $389 thousand decrease in salary and employee benefits in the third quarter of 2023 compared to the same quarter of 2022 was primarily due to lower incentive and commission expense partially offset by a higher salary base. The increase in the Federal Deposit Insurance Corporation ("FDIC") assessment of $127 thousand was the result of an increase in the base assessment rate. The increase in other expenses was primarily the result of increased costs in director compensation.

Nine months ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, noninterest expense increased $2.9 million, or 6.2%, compared to the same period of 2022. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest Expense
Salaries and employee benefits	$26,701	$26,936	$(235)	(0.9)%
Occupancy and equipment	4,676	4,576	100	2.2
FDIC assessment	1,053	694	359	51.7
Bank franchise tax	1,550	1,452	98	6.7
Core deposit intangible amortization	817	960	(143)	(14.9)
Data processing	2,611	2,446	165	6.7
Software	1,391	1,088	303	27.8
Other real estate owned, net	(10)	4	(14)	(350.0)
Merger related expenses	1,702	—	1,702	—
Other	9,683	9,096	587	6.5
Total noninterest expense	$50,174	$47,252	$2,922	6.2

The $1.7 million in merger related expenses in 2023 is associated with the pending merger agreement with Atlantic Union. The $235 thousand decrease in salary and employee benefits in the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to reduced incentive and commission expense partially offset by a higher salary base. The increase in the FDIC assessment of $359 thousand was the result of an increase in the base assessment rate. Software expense increased $303 thousand for upgrades in ATM programs and other product upgrades. Other expenses increased $587 thousand reflecting inflationary price increases from vendors for various products and services in the 2023 period compared to the 2022 period.

Non-GAAP Financial Measures

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), (2) core deposit intangible amortization and (c) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale or disposal of premises and equipment, The efficiency ratio for the 2023 quarter was 64.31% compared to 55.98% for the 2022 quarter. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance but cautions that such information not be viewed as a substitute for GAAP information. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Efficiency Ratio
Noninterest expense	$18,343	$16,448	$50,174	$47,252
Add: gain on sale of OREO, net of write-downs	13	—	13	—
Subtract: core deposit intangible amortization	(262)	(310)	(817)	(960)
Subtract: merger related expenses	(1,702)	—	(1,702)	—
	$16,392	$16,138	$47,668	$46,292

Net interest income	$20,663	$24,007	$65,034	$65,950
Tax equivalent adjustment	53	59	167	176
Noninterest income	4,774	4,760	13,501	15,197
Add: losses on securities	—	—	68	—
Add: losses on premise and equipment	—	2	113	82
	$25,490	$28,828	$78,883	$81,405

Efficiency ratio	64.31%	55.98%	60.43%	56.87%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$27,559	$21,191	$78,612	$59,122
Interest income - investments and other	3,554	4,019	10,348	10,142
Interest expense - deposits	(9,057)	(741)	(19,149)	(1,956)
Interest expense - customer repurchase agreements	(759)	(11)	(1,519)	(26)
Interest expense - other short-term borrowings	(179)	—	(1,908)	—
Interest expense - long-term borrowings	(402)	(392)	(1,183)	(1,156)
Total net interest income	$20,716	$24,066	$65,201	$66,126
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(47)	$(31)	$(136)	$(98)
Tax benefit realized on non-taxable interest income - municipal securities	(6)	(28)	(31)	(78)
GAAP measures net interest income	$20,663	$24,007	$65,034	$65,950

Income Taxes

The effective tax rate for the third quarter of 2023 was 24.16% compared to 20.92% for the third quarter of 2022. The effective rate for the nine months of 2023 was 21.97% compared to 21.11% in the same period of 2022. The increase in the rate for the 2023 quarter compared to the 2022 is the result of the non-deductibility of the majority of the $1.7 million in merger related expenses. The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of the assets and liabilities using the applicable enacted tax rate.

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

The available for sale securities portfolio was $543.9 million at September 30, 2023, compared to $608.1 million at December 31, 2022, a decrease of $64.1 million, or 10.5%. At September 30, 2023, the available for sale portfolio had an amortized cost of $619.0 million, resulting in a net unrealized loss of $75.1 million. At December 31, 2022, the available for sale portfolio had an amortized cost of $679.1 million, resulting in a net unrealized loss of $71.1 million. The slight deterioration in the net unrealized loss was a result of an increase in market rates during the period which was partially offset by the reductions in the size and duration of the portfolio.

The Company sold securities available for sale totaling $12.8 million par value, net and realized a net loss of $68 thousand during the nine months ended September 30, 2023. There were no security sales during the nine months ended September 30, 2022. The Company has other sources of liquidity and currently intends to hold the remaining available for sale securities until maturity. The Company has established lines of credit totaling $110.0 million with correspondent banks, has access to the Federal Reserve discount borrowing window, and $446.5 million of borrowing capacity at the Federal Home Loan Bank ("FHLB") without pledging additional collateral.

The Company is cognizant of the recent volatility in market interest rates and has elected to execute an asset liability strategy of holding high quality securities with relatively low optionality and moderate and overall balanced duration.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Total loans were $2.3 billion at September 30, 2023 an increase of $87.0 million, or 4.0% from December 31, 2022. Average loans, including loans held for sale, were $2.3 billion and $2.1 billion for the third quarters of 2023 and 2022, respectively, an increase of $183.2 million, or 8.9%.

Loans held for sale totaled $2.0 million at September 30, 2023 and $1.1 million at December 31, 2022. Secondary loan production volume was $64.2 million for the nine month period ended September 30, 2023 and $55.8 million for the same period of 2022. These loans were approximately 75% purchase and 25% refinance for the quarter ended September 30, 2023, and 65% purchase and 35% refinance for the year ended December 31, 2022.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment (dollars in thousands):

	As of September 30, 2023
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$30,773	$195,901	$39,628	$3,538	$269,840
Commercial real estate - owner occupied	42,618	261,696	107,242	1,595	413,151
Commercial real estate - non-owner occupied	80,960	489,014	196,456	37,010	803,440
Residential real estate	17,094	173,429	149,884	26,150	366,557
Home equity	4,758	25,153	54,435	7,047	91,393
Total real estate	176,203	1,145,193	547,645	75,340	1,944,381

Commercial and industrial	78,376	148,920	85,826	9,087	322,209
Consumer	500	4,115	513	1,737	6,865

Total loans, net of deferred fees and costs	$255,079	$1,298,228	$633,984	$86,164	$2,273,455

Interest rate sensitivity:
Fixed interest rates	$199,461	$1,130,164	$505,288	$30,435	$1,865,348
Floating or adjustable rates	55,617	168,065	128,696	55,729	408,107

Total loans, gross	$255,078	$1,298,229	$633,984	$86,164	$2,273,455

Allowance for Credit Losses

The purpose of the allowance for credit losses - loans is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses on loans and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

On January 1, 2023, the Company adopted the current expected credit losses ("CECL") standard for estimating credit losses, which resulted in increases of $5.2 million in the ACL. At September 30, 2023, the ACL was $25.1 million compared to $19.6 million at December 31, 2022. The ACL as a percentage of total loans at such dates was 1.11% and 0.91%, respectively. Management will continue to evaluate the adequacy of the Company's ACL.

The Company recorded a recovery of credit losses for the third quarter of 2023 of $538 thousand compared to a provision of $615 thousand in the third quarter of the previous year. The negative provision for the third quarter of 2023 was a function of net recovery activity during the period as well as a slight reduction in the expected loss rate from the CECL model. The provision expense in the third quarter of 2022 was the result of loan growth during the period. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

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

The following tables present the Company's credit loss and recovery experience for the periods indicated (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total

Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	(40)	756	(315)	(388)	103	(77)	(24)	15
Charge-offs	(360)	—	—	—	(6)	—	(63)	(429)
Recoveries	471	6	32	40	100	50	92	791
Balance at September 30, 2023	$3,828	$2,830	$4,580	$8,905	$3,927	953	$101	$25,124

Average Loans	$238,283	$237,021	$439,810	$855,282	$348,484	$92,258	$6,760	$2,217,898
Ratio of net (recoveries) charge-offs to average loans*	(0.06)%	(0.00)%	(0.01)%	(0.01)%	(0.04)%	(0.07)%	(0.57)%	(0.02)%

*Annualized

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
(Recovery of) provision for credit losses	60	487	(313)	(48)	200	52	438
Charge-offs	(78)	—	—	—	(5)	(102)	(185)
Recoveries	103	—	19	3	37	96	258
Balance at September 30, 2022	$2,753	$1,884	$3,670	$7,096	$3,690	$96	$19,189

Average Loans	$235,415	$171,548	$428,382	$773,457	$397,571	$6,532	$2,012,905
Ratio of net (recoveries) charge-offs to average loans*	(0.01)%	0.00%	(0.01)%	(0.00)%	(0.01)%	0.12%	(0.00)%

* Annualized

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio at September 30, 2023 and December 31, 2022.

Asset Quality Ratios
	September 30, 2023	December 31, 2022
Allowance to loans	1.11%	0.91%
Net recoveries to allowance (1)	1.92	3.68
Net recoveries to average loans (1)	0.02	0.04
Nonperforming assets to total assets	0.12	0.05
Nonperforming loans to loans	0.16	0.06
Provision to net recoveries/charge-offs (1)	(0.16)	221.81
Provision to average loans (1)	0.00	0.08
Allowance to nonperforming loans	671.76	1,478.08

__________________________

(1) - Annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accruing and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit deteriorated loans.

Nonperforming loans to total loans were 0.16% at September 30, 2023 and 0.06% at December 31, 2022. Nonperforming assets include nonperforming loans, OREO and repossessions. Nonperforming assets represented 0.12% of total assets at September 30, 2023 and 0.05% at December 31, 2022. The increase in nonperforming assets resulted from an increase of $2.4 million in nonperforming loans.

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

Individually Assessed Loans

A loan is individually assessed when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total individually assessed loans at September 30, 2023 were $3.5 million. Impaired loans, exclusive of purchased credit impaired loans, were $5.1 million at December 31, 2022.

Other Real Estate Owned

There was no OREO as of September 30, 2023 compared to $27 thousand at December 31, 2022. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ACL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Total deposits were $2.6 billion at September 30, 2023 and December 31, 2022.

Average interest-bearing deposits were $1.8 billion for the third quarter of 2023, compared to $1.7 billion for the third quarter of 2022, an increase of $35.1 million, or 2.0%. Average noninterest-bearing deposits for the 2023 quarter were $872.5 million, compared to $1.1 billion for the 2022 quarter, a decrease of $179.1 million, or 17.0%.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The Company's cost of interest-bearing deposits for the third quarter of 2023 was 2.04% compared to 0.17% for the third quarter of 2022.

Certificates of Deposit over $250,000

At September 30, 2023, certificates of deposit that met or exceeded the FDIC insurance limit held by the Company were $133.4 million, and were $87.6 million at December 31, 2022. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limits at September 30, 2023 (dollars in thousands):

September 30, 2023
3 months or less	$34,118
Over 3 through 6 months	67,892
Over 6 through 12 months	25,459
Over 12 months	5,966
Total	$133,435

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250 thousand, were approximately $1.0 billion at September 30, 2023 and approximately $974.0 million at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $327.3 million at September 30, 2023 compared to $321.2 million at December 31, 2022, an increase of $6.1 million, or 1.9%.

The Company paid cash dividends of $0.90 per share during the nine months of 2023 while the diluted earnings per share for the same period was $2.08.

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2023 and December 31, 2022. Management believes, as of September 30, 2023, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2023		Percentage At December 31, 2022
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.77%	12.68%	11.70%	12.57%
Tier 1 capital ratio	12.89	12.68	12.86	12.57
Total capital ratio	13.91	13.69	13.67	13.38

Leverage Capital Ratio:

Tier 1 leverage ratio	10.61	10.44	10.36	10.12

Stock Repurchase Program

The Company has an approved one year stock repurchase plan that authorizes repurchases of up to $10 million of the Company's common stock through December 31, 2023.

During the nine month period ended September 30, 2023, the Company repurchased 34,131 shares at an average cost of $30.58 per share, for a total cost of $1.0 million. In the nine month period ended September 30, 2022, the Company repurchased 203,709 shares at an average cost of $36.26 per share, for a total cost of $7.4 million. Under the terms of the merger agreement with Atlantic Union, the Company may not repurchase shares without the prior approval of Atlantic Union.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At September 30, 2023 and December 31, 2022, there were $85.0 million and $100.5 million, respectively, in principal advance obligations to the FHLB. The Company's remaining credit availability from the FHLB was $677.6 million as of September 30, 2023, $446.5 million of which could be accessed without pledging additional collateral.

Also, the Company had $170.0 million outstanding in letters of credit at September 30, 2023 and December 31, 2022. These letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with correspondent banks in the amount of $110.0 million and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at September 30, 2023 or December 31, 2022.

The Company has a relationship with IntraFi Network, allowing the Company to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250 thousand. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide the Company with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits. The Company had $85.9 million deposits through IntraFi's program as of September 30, 2023 and none at December 31, 2022.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries. Off-balance sheet transactions at September 30, 2023 and at December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit	$619,096	$635,851
Standby letters of credit	11,826	12,897
Mortgage loan rate-lock commitments	2,917	1,920

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2023 is somewhat asset sensitive. Management makes no predictions on the direction or magnitude of future rates and seeks to maintain a relatively neutral interest rate risk profile to minimize the exposure to higher or lower market rates.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2023 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and expected levels of assets and liabilities. Net interest income for the following twelve months is projected to increase marginally when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	September 30, 2023
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$(178)	-0.2%
Up 3.00%	(159)	(0.2)
Up 2.00%	(82)	(1.0)
Up 1.00%	(35)	(0.0)
Flat	—	—
Down 1.00%	(1,015)	(1.2)
Down 2.00%	(2,562)	(3.0)
Down 3.00%	(5,041)	(5.9)
Down 4.00%	(7,252)	(8.5)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2023 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	September 30, 2023
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$386,579	$(23,895)	-5.8%
Up 3.00%	403,921	(6,553)	(1.6)
Up 2.00%	417,248	6,774	1.7
Up 1.00%	420,739	10,265	2.5
Flat	410,474	—	—
Down 1.00%	388,112	(22,362)	(5.5)
Down 2.00%	343,351	(67,123)	(16.4)
Down 3.00%	279,069	(131,405)	(32.0)
Down 4.00%	199,858	(210,616)	(51.3)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of such date, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023, and Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 9, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

There were no shares of the Company's common stock repurchased during the three months ended September 30, 2023. Under the stock repurchase program, the Company has the remaining authority to repurchase up to $9.0 million of the Company's common stock as of September 30, 2023. Under the terms of the merger agreement with Atlantic Union, the Company may not repurchase shares without the prior consent of Atlantic Union.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  Required 8-K disclosures

None

(b)  Changes in Nominating Process

None

(c)  Trading Arrangements

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
101

Interactive data files formatted in Inline eXtensible Business Reporting Language for the quarter ended September 30, 2023 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 8, 2023		(principal executive officer)

	By:	/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Senior Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
Date - November 8, 2023		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 8, 2023		(principal accounting officer)