Form 10-K
period 2023-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2024-03-15
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023, based on the closing price, was $321,204,000.

The number of shares of the registrant's common stock outstanding on March 8, 2024 was 10,630,679.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated herein by reference from the registrant's amendment to this Form 10-K to be filed on Form 10-K/A within 120 days after the end of the fiscal year covered by this Form 10-K.

_______________________________

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

As of December 31, 2023, the operations of the Company were conducted at 26 banking offices in south central Virginia and north central North Carolina. Through these offices, the Company serves its primary market area of south central Virginia, the New River Valley and Roanoke, Virginia, and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through 34 Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."

The Company has two reportable segments, (i) community banking and (ii) wealth management. For more financial data and other information about each of the Company's operating segments, refer to "Note 21 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Agreement and Plan of Merger

On July 24, 2023, the Company entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation. The merger agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of the Company and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. The merger agreement was approved by the Board of Directors of each of the Company and Atlantic Union. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.35 shares of common stock of Atlantic Union, with cash to be paid in lieu of any fractional shares. The merger is expected to close on April 1, 2024, subject to satisfaction of customary closing conditions.

Human Capital Resources

Profile

At December 31, 2023, the Company employed 334 full-time persons and 40 part-time persons. None of our employees are represented by a union or covered under a collective bargaining agreement. In the opinion of the management of the Company, relations with employees of the Company and the Bank are good.

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

Compensation and Benefits

The Company's senior officer compensation programs are designed to attract, retain and motivate bankers with the ability to generate strong business results and ensure the long-term success of the Company. The compensation committee of the Company's board of directors has established compensation programs that reflect and support the Company's strategic and financial performance goals, the primary goal being the creation of long-term value for the shareholders of the Company, while protecting the interests of the depositors of the Bank. In addition to competitive base and incentive compensation, the Company offers competitive benefits including paid vacation and sick leave, a 401(k) plan, health, dental, and vision plans, life and disability coverage, and a wellness plan. The Company has also entered into employment contracts with certain of its senior officers, and purchased key man life insurance policies to mitigate the risk of an unforeseen departure or death of certain of the senior officers.

 100% of our employees were eligible for an incentive opportunity in 2023. Incentive plans include a mix of individual and corporate goals that are measurable and defined.

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

Unemployment levels in each Virginia market the Company serves have remained low for the past twelve months. Based on Virginia Employment Commission data, the state's seasonally-adjusted unemployment rate was 3.0% as of December 31, 2023 and December 31, 2022 and continued to be below the national rate of 3.7% at December 31, 2023. North Carolina's unemployment rate was 3.5% as of December 31, 2023, compared to 3.9% at December 31, 2022 and slightly below the national rate of 3.7% at December 31, 2023.

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

 In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF's minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks, such as the Bank, for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. In October 2022, the FDIC adopted a final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. In 2023 and 2022, the Company recorded expense of $1.4 million and $903 thousand, respectively, for FDIC insurance premiums.

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

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.81% and 13.82%, respectively, as of December 31, 2023, thus exceeding the minimum requirements. The CET 1 ratio of the Company was 11.70% and the Bank was 12.61% as of December 31, 2023. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.61% and 13.62%, respectively, as of December 31, 2023, also exceeding the minimum requirements.

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

Immediately upon becoming "undercapitalized," a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. Management believes, as of December 31, 2023 and 2022, the Bank met the requirements for being classified as "well capitalized."

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least "satisfactory" on its CRA evaluation.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

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

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or "clawback" of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97 to this From 10-K.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank's mortgage origination activities are subject to the FRB's Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.

Cybersecurity

The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution's board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution's operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, we could be subject to various regulatory actions and any remediation efforts may require us to devote significant resources

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution's: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant's policies and procedures to identify and manage cybersecurity risk, management's role in implementing cybersecurity policies and procedures, and the board of directors' cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company's cybersecurity risk management, strategy and governance.

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

Executive Officers of the Company

The following table lists the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	63

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

Jeffrey W. Farrar	63

Jeffrey W. Farrar, also known as Jeff, among other names, joined the bank on August 1, 2019 and serves as Senior Executive Vice President, Chief Operating and Chief Financial Officer. Mr. Farrar has more than twenty-eight years of executive-level experience in community banking. Prior to his current role, he was Executive Vice President and Chief Financial Officer at Old Point Financial Corporation for two years and prior to that served in several executive capacities with Atlantic Union Bankshares Corporation and its predecessor companies. Mr. Farrar is a certified public accountant and a graduate of Virginia Tech with a B.S. in Accounting and a recipient of a Master's in Business Administration from Virginia Commonwealth University.

Edward C. Martin	50	Senior Executive Vice President and Chief Administrative Officer of the Company and the Bank and President of Virginia Banking since August 2020. Executive Vice President and Chief Credit Officer of the Company from December 2019 until August 2020. Executive Vice President and Chief Credit Officer of the Bank from March 2017 until August 2020. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.
Rhonda P. Joyce	60	Executive Vice President and Co-Head of Banking: Commercial of the Bank since November 2021. Executive Vice President and Regional President of the Bank from September 2016 until November 2021. Senior Vice President and Market President since joining the Bank in connection with the MidCarolina Financial Corporation merger in July 2011.
Alexander Jung	55	Executive Vice President and Co-Head of Banking: Consumer & Financial Services of the Bank since November 2021. Senior Vice President and President of the North Carolina Market, Blue Ridge Bank, N.A. from September 2020 to October 2021. Various leadership roles in commercial, retail and mortgage banking at Branch Banking and Trust Company from March 1993 to December 2018.

ITEM 1A – RISK FACTORS

RISK RELATED TO THE PROPOSED MERGER WITH ATLANTIC UNION

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

Each of the Company's and Atlantic Union's obligation to consummate the merger remains subject to a number of conditions which must be fulfilled to consummate the merger, and there can be no assurance that all of the conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the merger is successfully completed within its expected timeframe. If the merger agreement is terminated, the Company's business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company's common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be beneficial and will be completed. Atlantic Union and/or the Company may be subject to litigation related to any failure to complete the merger or to proceedings commenced against either company to perform obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, the Company may be required to pay to Atlantic Union a termination fee of approximately $17.2 million.

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

Shareholders of the Company and/or Atlantic Union may file lawsuits against the Company, Atlantic Union and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Atlantic Union from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company, including any cost associated with the indemnification of the Company's directors and officers. The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Shareholder lawsuits may divert management attention from management of each company's business or operations. Such litigation could have an adverse effect on the Company's business, financial condition and results of operations and could prevent or delay the completion of the merger

CREDIT RISK

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

The allowance for credit losses ("ACL") may not be adequate to cover actual losses.

In accordance with GAAP, an allowance for credit losses is maintained by the Company to provide for credit losses on loans. The allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results. The allowance for credit losses is based on prior experience, reasonable and supportable forecasts of economic conditions, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company's control; and these losses may exceed current estimates. Federal bank regulatory agencies, as a part of their examination process, review the Company's loans and allowance for credit losses. While management believes that the allowance for credit losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for credit losses or that regulators will not require it to increase this allowance. Either of these occurrences could adversely affect earnings.

In addition, the adoption of Accounting Standards Update ("ASU") 2016-13, as amended, could result in a change in the amount of the allowance for credit losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio and a look forward of economic forecasts. The measure of the Company's ACL is dependent on the adoption and interpretation of the new standard. The new standard may create more volatility. ASU 2016-13 was adopted on January 1, 2023. Refer to Note 1 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. At December 31, 2023, the Company had approximately $2.3 billion in loans, of which approximately $2.2 billion (95.8%) were secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business.

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

Changes in the interest rate environment may reduce the Company's profits. It is expected that the Company will continue to realize income from the spread between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and there is extensive competition for new loan originations from qualified borrowers.

Our interest-earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may cause differing spreads on interest-earning assets and interest-bearing liabilities. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition, and results of operations. While we take measures, such as hedging our mortgage loans held for sale, intended to manage risks from changes in market interest rates, we cannot control or accurately predict changes in the rates of interest or be sure our protective measures are adequate.

LIQUIDITY RISK

Liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

Liquidity is essential to our business. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 40.5% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive loss in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Atlanta or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. More recently, concerns about commercial real estate concentrations at regional and community banks have exacerbated this volatility. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital and results of operations. While federal bank regulators took action to ensure that depositors of the failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company's liquidity, capital, results of operations and stock price.

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

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired. If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations. The carrying value of goodwill was approximately $85.0 million at December 31, 2023.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has recently pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. For example, in 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices. The costs and limitations related to this additional regulatory scrutiny with respect to consumer product offerings and services may adversely affect the Company's profitability.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company's overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company's reputation, ability to do business with certain partners, and the Company's stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders. Because the Company's decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing or nature of possible future issuances of its common stock. Accordingly, the Company's shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

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

The Company's reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company's business, is based in part on trust and confidence. The Company's reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social and traditional media channels. The Company's reputation could also be affected by the Company's association with clients affected negatively through social and traditional media distribution, or other third parties, or by circumstances outside of the Company's control. Negative publicity, whether deserved or undeserved, could affect the Company's ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company's business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks' risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company's financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank's loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company's financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

The cybersecurity threat environment is volatile and dynamic, requiring a robust and dynamic framework to reduce and mitigate cybersecurity risk. Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties' operations, systems, or data. We seek to mitigate cybersecurity risk and associated reputational and compliance risk by, among other things:

●	maintaining privacy policies, management oversight, accountability structures, and technology design processes to protect private and personal data;

●	actively monitoring and mitigating cybersecurity threats and risks with a three lines of defense structure to provide oversight, governance, challenge, and testing;

●	using a third-party cybersecurity oversight program;

●

maintaining oversight of our information security program by senior management, our board-level Technology and Information Security Subcommittee that reports to our board-level Risk and Compliance Committee and our Board of Directors; and

●

maintaining an incident response program intended to enable us to mitigate the impact of, and recover from, any cyberattacks, and facilitate communication to internal and external stakeholders, as needed.

We had no material cybersecurity incidents in 2023.

Risk Management and Strategy

Our cybersecurity risk management strategy is integrated into our risk management practices and is embedded in each of our three lines of defense, as detailed below. We use a combination of management expertise and Board oversight, as discussed below, as well as outside consultants to assist us in overseeing our cybersecurity risk management program. We deploy safeguards designed to protect customer information and our own corporate information and technology. We have programs and processes in place designed to mitigate known attacks, and we use both internal and external resources to scan for vulnerabilities in our applications, systems, and platforms. We implement backup and recovery systems and require the same of our third-party service providers.

We use independent third-party service providers to perform penetration testing of our infrastructure to help us better understand the effectiveness of our controls, improve our defenses, and conduct assessments of our program for compliance with regulatory requirements and industry guidelines. We also engage with outside risk experts and industry groups to help us evaluate potential future threats and trends, particularly with respect to emerging information security and fraud risks. We generally have agreements in place with our service providers that include requirements related to cybersecurity and data privacy. We cannot guarantee, however, that such agreements will prevent a cyber incident from impacting our systems or information. Additionally, we may not be able to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers in relation to any data that we share with them.

While to date, we have not experienced a significant compromise, attack, or loss of data related to cybersecurity attacks, due to the nature of our business, we are under constant threat of an attack and could experience a significant cybersecurity event in the future. Potential risks we could face from a cybersecurity event are discussed in "Risk Factors" above.

Governance

Through established governance structures, including our problem and incident management process and cyber incident response plan, we have processes and procedures to help facilitate appropriate and effective oversight of cybersecurity risk. These processes and procedures enable our three lines of defense and management to review and manage cybersecurity risks, monitor threats, and provide for further escalation to executive management, our board-level Technology and Information Security Subcommittee reporting to our board-level Risk and Compliance Committee, or to the full Board, as appropriate.

Role of the Board of Directors

Our Board of Directors plays a critical role in the oversight of risk, including risks from cybersecurity threats, and has established a risk oversight structure that seeks to ensure that cybersecurity risks are identified, monitored, assessed, and mitigated appropriately. In that regard, our Board is actively engaged in the oversight of our cyber risk profile, which includes risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. Our Board regularly receives reports on such matters from our Chief Information Officer, Chief Information Security Officer, and other relevant personnel. Our Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters.

Our board-level Risk Committee is responsible for assisting the Board in its oversight of risk, including cybersecurity threats, and for overseeing our enterprise risk management framework. The Risk Committee actively engages with our risk group and other members of management to discuss major risk exposures, establish risk management principles, and determine our risk appetite, and regularly reports on its activities, and makes recommendations to, the full Board. The Risk Committee receives a quarterly summary analysis of cybersecurity risks, threats, and incidents. In addition, the Risk Committee is engaged, as needed, in accordance with our Cybersecurity Incident Response Plan.

Role of Management

Our cybersecurity risk management program is built on three lines of defense, which collectively are designed to assess, identify, assess, and manage our material risks from cybersecurity threats.

Our Information Security department, which is our first line of defense, operates under our Chief Information Security Officer, who manages preventative and detective controls to protect against cybersecurity risks and responds to cyber incidents and data breaches. At least annually, the first line conducts mandatory teammate training on information security and provides ongoing information security education and awareness for teammates, such as online training classes, mock phishing attacks and information security awareness materials. Our cybersecurity risk management program is designed to maintain and challenge our information security defense system, as well as monitor, respond, evaluate, and escalate cyber threats.

The second line of defense independently evaluates, monitors, and challenges our risk mitigation efforts to proactively identify cybersecurity risks, including early-stage engagement and risk management with emerging threats. Second line teammates provide effective challenge to the cybersecurity risk management efforts of the first line through ongoing engagement in problem incidents, regular reviews of cybersecurity risk reporting, and inquiries into the sufficiency of risk management activities. Our second line of defense is led by our management-level Enterprise Risk Committee which governs our technology and operational risk tolerances, including cybersecurity and third and/or fourth party provider risks. This committee includes the Information Security Officer and is co-sponsored by the Chief Information Officer and the Chief Operating Officer. These individuals have relevant financial, technical, and business degrees, hold relevant certifications, and each have over 20 years of experience in their respective areas of expertise, with a minimum of 10 years in leadership roles, including multiple years at financial institutions. The Committee is responsible for escalating key risks to our Management Risk Committee, which includes all members of our Executive Leadership Team.

Internal Audit serves as the third line of defense and provides independent assurance on how effectively we are mitigating, managing, and challenging our cybersecurity risks.

ITEM 2 – PROPERTIES

As of December 31, 2023, the Company maintained 26 banking offices that are used in the normal course of business. The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia. This building is owned by the Company. The Company leases certain space located at 202 S. Jefferson Street, Roanoke, Virginia as a result of the merger with HomeTown. This office serves as the Virginia banking headquarters. The Company leases an office at 703 Green Valley Road in Greensboro, North Carolina. This building serves as the head office for the Company's North Carolina banking headquarters.

The Company owns 22 other offices for a total of 23 owned buildings. There are no mortgages or liens against any of the properties owned by the Company. The Company operates 34 ATMs on owned or leased facilities. The Company leases five other offices for a total of seven leased office locations and leases one storage warehouse. Management believes that upon expiration of each of the Company's leases it will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2023, the Company had 3,686 shareholders of record.

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

The following table summarizes information, as of December 31, 2023, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2023
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	—	$—	423,148
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	423,148

Stock Repurchase Program

On January 26, 2023, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program that authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2023.There were no shares repurchased during the three months ended December 31, 2023. In 2023, the Company repurchased 34,131 shares at an average cost of $30.58 for a total cost of $1.0 million.

Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2023. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2018. The indexes are the Nasdaq Composite Index and the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
American National Bankshares Inc.	$100.00	$139.05	$95.92	$142.30	$143.94	$196.69
Nasdaq Composite	100.00	136.69	198.10	242.03	163.28	236.17
SNL Bank $1B-$5B	100.00	125.46	113.94	158.62	139.85	140.55

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with GAAP and to general practices within the banking industry. The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for credit losses, and (2) goodwill and intangible assets. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

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

Allowance for Credit Losses ("ACL") - Loans

The purpose of the ACL is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

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

Calculation and analysis of the ACL is prepared quarterly by the Finance Department with input from the Credit Department. The Company's Credit Committee, Risk and Compliance Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

The Company's ACL consists of quantitative and qualitative allowances and an allowance for loans that are individually assessed for credit losses. Each of these components is determined based upon estimates and judgments. The quantitative allowance uses historical default and loss experience as well as estimates for weighted average lives to calculate lifetime expected losses, along with various qualitative factors, including the effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period of 24 months; experience of lending staff; quality of the loan review system; and changes in the regulatory, legal, and competitive environment and an assessment of peer loss experience. The Company considers economic forecasts from highly recognized third-parties for the model inputs. Loans are segmented based on the type of loan and internal risk ratings. The Company utilizes two calculation methodologies to estimate the collective quantitative allowance: the vintage method and the non-discounted cash flow method. Allowance estimates for residential real estate loans are determined by a vintage method which pools loans by date of origination and applies historical average loss rates based on the age of the loans. Allowance estimates for all other loan types are determined by a non-discounted cash flow method which applies historical probabilities of default and loss given default rates to model expected cash flows for each loan through its life and forecast future expected losses.

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

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting standard replaced the incurred loss model used for the calculations for the years ended December 31, 2022 and 2021.

Goodwill and Intangible Assets

The Company follows Accounting Standards Codification ("ASC") 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis on June 30 of each fiscal year. No indicators of impairment were noted for the years ended December 31, 2023, 2022, and 2021. Intangible assets with definite useful lives are amortizing over their estimated useful lives of 5 to 10 years. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets.

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

The efficiency ratio is calculated by dividing noninterest expense excluding (1) gains or losses on the sale of other real estate owned ("OREO"), and (2) core deposit intangible amortization, and (3) merger related expenses by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding gains or losses on securities and gains or losses on sale or disposal of premises and equipment. The efficiency ratio for 2023, 2022, and 2021 was 62.31%, 57.37%, and 51.05%, respectively. The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Efficiency Ratio
Noninterest expense	$68,050	$64,086	$59,008
Add/subtract: gain/loss on sale OREO, net of writedowns	13	2	(111)
Subtract: core deposit intangible amortization	(1,069)	(1,260)	(1,464)
Subtract: merger related expenses	(2,577)	—	—
Adjusted noninterest expense	$64,417	$62,828	$57,433

Net interest income	$84,582	$90,238	$90,391
Tax equivalent adjustment	236	244	241
Noninterest income	18,336	18,807	21,031
Add/subtract: loss/(gain) on securities	68	—	(35)
Add/subtract: loss/(gain) on sale of fixed assets	155	228	885
Adjusted revenues	$103,377	$109,517	$112,513

Efficiency ratio	62.31%	57.37%	51.05%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2023, 2022, and 2021. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$106,670	$82,708	$87,181
Interest income - investments and other	13,795	13,540	8,856
Interest expense - deposits	(28,843)	(3,553)	(3,645)
Interest expense - customer repurchase agreements	(2,980)	(26)	(22)
Interest expense - other short-term borrowings	(2,212)	(633)	—
Interest expense - long-term borrowings	(1,612)	(1,554)	(1,738)
Total net interest income	$84,818	$90,482	$90,632
Less non-GAAP measures:
Tax benefit realized on nontaxable interest income - loans	(199)	(139)	(141)
Tax benefit realized on nontaxable interest income - municipal securities	(37)	(105)	(100)
GAAP measures net interest income	$84,582	$90,238	$90,391

Return on average tangible common equity is calculated by dividing net income available to common shareholders by average common equity.

	Year Ended December 31,
	2023	2022	2021
Return on Average Tangible Common Equity
Return on average common equity (GAAP basis)	7.94%	10.36%	12.50%
Impact of excluding average goodwill and other intangibles	3.24%	4.20%	4.84%
Return on average tangible common equity (non-GAAP)	11.18%	14.56%	17.34%

Tangible common equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

	As of December 31,
	2023	2022
Tangible Common Equity to Tangible Assets
Common equity to assets ratio (GAAP basis)	11.10%	10.48%
Impact of excluding goodwill and other intangibles	(2.58)%	(2.66)%
Tangible common equity to tangible assets ratio (non-GAAP)	8.52%	7.82%

The Company presents book value per share (period-end shareholders' equity divided by period-end common shares outstanding) and tangible book value per share. In calculating tangible book value, the Company excludes goodwill and other intangible assets.

	As of December 31,
	2023	2022
Tangible Book Value Per Share
Book value per share (GAAP basis)	$32.27	$30.27
Impact of excluding goodwill and other intangibles	(8.21)	(8.33)
Tangible book value per share (non-GAAP)	$24.06	$21.94

RESULTS OF OPERATIONS

Executive Overview

The Company's 2023 financial highlights include the following:

•

Net income available to common shareholders was $26.2 million and diluted earnings per share was $2.46 for the year ended December 31, 2023, compared to net income of $34.4 million and diluted earnings per share of $3.23 for the year ended December 31, 2022.

•	Earnings produced a return on average tangible common equity of 11.18% for 2023, compared to 14.56% for 2022.*
•	Period end net loans grew $101.9 million or 4.7% in 2023 as compared to 2022.
•	Period-end deposits increased $10.2 million or less than one percent as compared to 2022.
•	The 2023 provision for credit losses totaled $495 thousand, compared to $1.6 million in the prior year.
•	Nonperforming assets as a percentage of total assets were 0.19% at December 31, 2023, up from 0.05% at December 31, 2022.
•	Net charge-offs to total average loans were 0.00% for 2023, compared to 0.04% for 2022.

*Refer to the Non-GAAP Financial Measures section within this section for further information on these non-GAAP financial measurements.

Net Income

Net income for 2023 was $26.2 million compared to $34.4 million for 2022, a decrease of $8.2 million or 24.0%. Basic and diluted earnings per share were $2.46 for 2023 compared to $3.23 for 2022. This net income produced for 2023 a return on average assets of 0.85%, a return on average common equity of 7.94%, and a return on average tangible common equity of 11.18%.

Net income for 2022 was $34.4 million compared to $43.5 million for 2021, decrease of $9.1 million or 20.9%. Basic earnings per share were $3.23 per share for 2022 compared to $4.00 for 2021. This net income produced for 2022 a return on average assets of 1.07%, a return on average common equity of 10.36%, and a return on average tangible common equity of 14.56%.

The decrease in earnings in 2023 was primarily caused by the increased cost of deposits net of increased interest income in a significantly higher rate environment in 2023 compared to 2022 and merger related expenses in 2023.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.

The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis for 2023, 2022, and 2021. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.

Net interest income on a taxable equivalent basis decreased $5.7 million, or 6.3%, in 2023 from 2022, following a decrease of $150 thousand, or less than one percent, in 2022 from 2021. The decrease in net interest income in 2023 was the net result of higher deposit and borrowing costs and increased interest income compared to 2022. Average interest-bearing deposit balances for 2023 were down $67.9 million, or 3.8%, from 2022.

Yields on loans were 4.72% in 2023 compared to 4.02% in 2022. Cost of interest-bearing deposits was 1.70% in 2023 compared to 0.20% in 2022. Between 2023 and 2022, deposit rates for demand, money market and savings accounts, and time deposits increased by 56, 177, and 230 basis points, respectively. The net interest margin was 2.86% for 2022, compared to 2.97% for 2022. The decrease in net interest margin was driven by increasing interest rates on both sides of the balance sheet.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis

(dollars in thousands)

	Average Balance			Interest Income/Expense(1)			Average Yield/Rate
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Total loans (2)	$2,234,583	$2,055,393	$1,964,378	$106,670	$82,708	$87,181	4.72%	4.02%	4.44%

Securities:
Taxable	640,322	700,660	530,506	11,034	10,538	7,774	1.72	1.50	1.47
Tax exempt	6,336	19,341	19,048	176	511	484	2.78	2.66	2.54
Total securities	646,658	720,001	549,554	11,210	11,049	8,258	1.73	1.53	1.50

Deposits in other banks	47,755	267,381	453,867	2,585	2,491	598	5.41	0.93	0.13

Total interest earning assets	2,928,996	3,042,775	2,967,799	120,465	96,248	96,037	4.07	3.16	3.24

Nonearning assets	148,356	168,893	208,765

Total assets	$3,077,352	$3,211,668	$3,176,564

Deposits:
Demand	$483,573	$522,043	$476,710	2,892	202	152	0.60	0.04	0.03
Savings and money market	888,355	962,419	954,071	17,285	1,750	784	1.95	0.18	0.08
Time	325,322	280,672	366,604	8,666	1,601	2,709	2.67	0.57	0.74
Total interest bearing deposits	1,697,250	1,765,134	1,797,385	28,843	3,553	3,645	1.70	0.20	0.20

Customer repurchase agreements	48,409	24,005	37,632	2,980	26	22	4.57	0.11	0.06
Other short-term borrowings	58,072	15,629	—	2,212	633	—	5.06	4.05	0.00
Long-term borrowings	28,381	28,280	31,878	1,612	1,554	1,738	5.60	5.50	5.45
Total interest bearing liabilities	1,832,112	1,833,048	1,866,895	35,647	5,766	5,405	1.94	0.31	0.29

Noninterest bearing demand deposits	897,199	1,028,871	939,186
Other liabilities	18,702	17,393	22,325
Shareholders' equity	329,339	332,356	348,158
Total liabilities and shareholders' equity	$3,077,352	$3,211,668	$3,176,564

Interest rate spread							2.13%	2.85%	2.95%
Net interest margin							2.86%	2.97%	3.05%

Net interest income (taxable equivalent basis)				84,818	90,482	90,632
Less: Taxable equivalent adjustment(3)				236	244	241
Net interest income				$84,582	$90,238	$90,391

______________________

(1) Interest income includes net accretion/amortization of acquired loan fair value adjustments and the net accretion/amortization of deferred loan fees/costs.

(2) Nonaccrual loans are included in the average balances.

(3) A tax rate of 21% in 2023, 2022, and 2021 was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

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

Changes in Net Interest Income (Rate / Volume Analysis)

	2023 vs. 2022			2022 vs. 2021
		Change			Change
	Increase	Attributable to		Increase	Attributable to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income
Total loans	23,962	16,323	7,639	(4,473)	(7,915)	3,442
Securities:
Taxable	496	1,453	(957)	2,764	433	2,331
Tax exempt	(335)	25	(360)	27	21	6
Total securities	161	1,478	(1,317)	2,791	454	2,337
Deposits in other banks	94	3,576	(3,482)	1,893	2,233	(340)
Total interest income	24,217	21,377	2,840	211	(5,228)	5,439

Interest expense
Deposits:
Demand	2,690	2,706	(16)	50	35	15
Savings and money market	15,535	15,680	(145)	966	987	(21)
Time	7,065	6,771	294	(1,108)	(546)	(562)
Total deposits	25,290	25,157	133	(92)	476	(568)
Customer repurchase agreements	2,954	2,901	53	4	14	(10)
Other short-term borrowings	1,579	(40)	1,619	633	—	633
Long-term borrowings	58	52	6	(184)	14	(198)
Total interest expense	29,881	28,070	1,811	361	504	(143)
Net interest income	$(5,664)	$(6,693)	$1,029	$(150)	$(5,732)	$5,582

Fair Value Impact to Net Interest Margin

The Company's fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2021, 2022, and 2023 and the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loans Accretion	Deposit Accretion	Borrowings Amortization	Total
For the year ended December 31, 2021	$5,259	$78	$(101)	$5,236
For the year ended December 31, 2022	1,648	51	(102)	1,597
For the year ended December 31, 2023	1,968	31	(102)	1,897
For the years ending (estimated):
2024	845	4	(101)	748
2025	629	—	(101)	528
2026	549	—	(101)	448
2027	368	—	(101)	267
2028	152	—	(101)	51
Thereafter (estimated)	827	—	(444)	383

Noninterest Income

For the year ended December 31, 2023, noninterest income decreased $471 thousand, or 2.5%, compared to the year ended December 31, 2022.

	Year Ended December 31,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest income:
Wealth management income	$6,751	$6,521	$230	3.5%
Service charges on deposit accounts	2,216	2,676	(460)	(17.2)
Interchange fees	4,775	4,107	668	16.3
Other fees and commissions	650	906	(256)	(28.3)
Mortgage banking income	824	1,666	(842)	(50.5)
Securities losses, net	(68)	—	(68)	—
Income from Small Business Investment Companies	932	1,409	(477)	(33.9)
Income from insurance investments	764	747	17	2.3
Losses on premises and equipment, net	(155)	(228)	73	32.0
Other	1,647	1,003	644	64.2
Total noninterest income	$18,336	$18,807	$(471)	(2.5)%

Service charges on deposit accounts decreased by $460 thousand in 2023 compared to 2022 while interchange fees increased by $668 thousand. Mortgage banking income decreased by $842 thousand reflecting decreased demand for new home purchases and refinancing in a higher rate environment in 2023 than 2022. Income from small business investment companies decreased by $477 thousand in 2023. This income is based on the funds' net income and is difficult to predict. Other income increased by $644 thousand in 2023 compared to 2022 primarily due to the sale of other investments which are included in other assets on the consolidated balance sheets.

	Year Ended December 31,
	(Dollars in thousands)
	2022	2021	$ Change	% Change
Noninterest income:
Wealth management income	$6,521	$6,019	$502	8.3%
Service charges on deposit accounts	2,676	2,611	65	2.5
Interchange fees	4,107	4,152	(45)	(1.1)
Other fees and commissions	906	801	105	13.1
Mortgage banking income	1,666	4,195	(2,529)	(60.3)
Securities gains, net	—	35	(35)	(100.0)
Income from Small Business Investment Companies	1,409	1,972	(563)	(28.5)
Income from insurance investments	747	1,199	(452)	(37.7)
Losses on premises and equipment, net	(228)	(885)	657	(74.2)
Other	1,003	932	71	7.6
Total noninterest income	$18,807	$21,031	$(2,224)	(10.6)%

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

Noninterest Expense

For the year ended December 31, 2023, noninterest expense increased $4.0 million, or 6.2%, as compared to the year ended December 31, 2022.

	Year Ended December 31,
	(Dollars in thousands)
	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$36,356	$36,382	$(26)	(0.1)%
Occupancy and equipment	6,219	6,075	144	2.4
FDIC assessment	1,404	903	501	55.5
Bank franchise tax	2,052	1,953	99	5.1
Amortization of intangible assets	1,069	1,260	(191)	(15.2)
Data processing	3,565	3,310	255	7.7
Software	1,829	1,505	324	21.5
Other real estate owned, net	(10)	3	(13)	(433.3)
Merger related expenses	2,577	—	2,577	-
Other	12,989	12,695	294	2.3
Total noninterest expense	$68,050	$64,086	$3,964	6.2%

The year ended December 31, 2023 reflected an increase of $501 thousand in FDIC insurance expense compared to 2022 due to an increase in the base assessment rate. The year ended December 31, 2023 included $2.6 million in merger related expenses for the merger with Atlantic Union.

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

Income Taxes

Income taxes on 2023 earnings amounted to $8.2 million, resulting in an effective tax rate of 23.9%, compared to 20.6% in 2022 and 21.2% in 2021. The increase in the rate in 2023 compared to 2022 was primarily due to the non-deductibility of merger related expenses for tax purposes. Excluding merger related expenses, the effective tax rate fluctuations are attributable to changes in pre-tax earnings and the levels of permanent tax differences.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2023 is asset sensitive.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2023 (dollars in thousands), assuming instantaneous and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	December 31, 2023
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$3,855	2.1%
Up 3.0%	2,803	1.6
Up 2.0%	1,952	1.1
Up 1.0%	1,036	0.6
Flat	—	—
Down 1.0%	(1,563)	(0.9)
Down 2.0%	(4,541)	(2.5)
Down 3.0%	(9,114)	(5.1)
Down 4.0%	(12,423)	(6.9)

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2023 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	December 31, 2023
Change in interest rates	Amount	$ Change	% Change

Up 4.0%	$383,325	$(10,545)	(2.7)%
Up 3.0%	398,250	4,380	1.1
Up 2.0%	408,498	14,628	3.7
Up 1.0%	408,205	14,335	3.6
Flat	393,870	—	—
Down 1.0%	367,483	(26,387)	(6.7)
Down 2.0%	318,723	(75,147)	(19.1)
Down 3.0%	253,575	(140,295)	(35.6)
Down 4.0%	169,068	(224,802)	(57.1)

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

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2023 and 2022, there were $35.0 million and $100.5 million, respectively, in principal advance obligations to the FHLB. The Company had $210 million in outstanding FHLB letters of credit at December 31, 2023 compared to $170 million in letters of credit at December 31, 2022. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing the Company's balance sheet liquidity.

Short-term borrowing is discussed in Note 10 and long-term borrowing is discussed in Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with correspondent banks in the amount of $60 million and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2023.

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

The following table presents information on the maturities and taxable equivalent yields of available for sale securities:

	As of December 31,
	2023	2022
	Taxable	Taxable
	Equivalent	Equivalent
	Yield	Yield
U. S. Treasury
Within 1 year	1.36%	0.72%
1 to 5 years	1.30	0.90
5 to 10 years	—	1.32
Over 10 years	—	—
Total	1.32	0.92

Federal Agencies:
Within 1 year	2.26	0.45
1 to 5 years	2.35	1.29
5 to 10 years	3.17	2.36
Over 10 years	2.75	3.81
Total	2.51	1.60

Mortgage-backed:
Within 1 year	2.31	2.58
1 to 5 years	2.02	3.25
5 to 10 years	2.23	2.02
Over 10 years	2.26	1.56
Total	2.24	1.76

State and Municipal:
Within 1 year	2.69	2.45
1 to 5 years	2.94	1.80
5 to 10 years	4.05	2.07
Over 10 years	3.65	4.10
Total	3.14	2.15

Corporate Securities:
Within 1 year	—	2.41
1 to 5 years	6.50	—
5 to 10 years	2.84	4.95
Over 10 years	—	—
Total	2.87	4.91

Total portfolio	2.17%	1.73%

The Company had no equity securities at December 31, 2023 and 2022.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Average loans increased $179.2 million, or 8.7%, from 2022 to 2023. Average loans increased $91.0 million or 4.6%, from 2021 to 2022.

At December 31, 2023, total loans, net of deferred fees and costs, were $2.3 billion, an increase of $101.9 million, or 4.7%, from the prior year.

Loans held for sale and associated with secondary mortgage activity totaled $1.3 million at December 31, 2023 and $1.1 million at December 31, 2022. Loan production volume was $82.0 million and $61.0 million for 2023 and 2022, respectively. These loans were approximately 67% purchase, 33% refinancing for the years ended December 31, 2023 and 2022.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio maturities as of the dates indicated by segment (dollars in thousands):

                                                 Loans

	As of December 31, 2023
	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Construction and land development	$39,494	$178,989	$51,373	$4,179	$274,035
Commercial real estate - owner occupied	47,355	272,954	92,439	1,573	414,321
Commercial real estate - non-owner occupied	77,703	542,986	172,041	37,925	830,655
Residential real estate	16,906	174,871	147,857	30,258	369,892
Home equity	3,566	24,577	52,237	9,918	90,298
Total real estate	185,024	1,194,377	515,947	83,853	1,979,201

Commercial and industrial	62,508	139,234	91,481	9,082	302,305
Consumer	910	3,860	579	1,465	6,814

Total loans, net of deferred fees and costs	$248,442	$1,337,471	$608,007	$94,400	$2,288,320

Interest rate sensitivity:
Fixed interest rates	$203,590	$1,196,059	$482,194	$29,212	$1,911,055
Floating or adjustable rates	44,852	141,412	125,813	65,188	377,265

Total loans, gross	$248,442	$1,337,471	$608,007	$94,400	$2,288,320

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2023 or 2022.

Provision for Credit Losses - Loans

The Company had a provision for credit losses on loans of $433 thousand for the year ended December 31, 2023 compared to $1.6 million for the year ended December 31, 2022, and a negative provision for loan losses of ($2.8) million for the year ended December 31, 2021.

The provision for 2023 and 2022 was primarily the result of loan growth. The negative provision in 2021 was the result of improved economic data supporting changes to the qualitative factors.

Allowance for Credit Losses

The purpose of the ACL - loans is to provide for probable expected losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

On January 1, 2023, the Company adopted the current expected credit losses ("CECL") standard for estimating credit losses, which resulted in an increase of $5.2 million in the ACL. The Company's ACL consists of quantitative and qualitative allowances and an allowance for loans that are individually assessed for credit losses. Each of these components is determined based upon estimates and judgments. The quantitative allowance uses historical default and loss experience as well as estimates for prepayments to calculate lifetime expected losses, along with various qualitative factors, including the effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period of 24 months; experience of lending staff; quality of the loan review system; and changes in the regulatory, legal, and competitive environment and consideration of peer loss experience. The Company considers economic forecasts from highly recognized third-parties for the model inputs. Loans are segmented based on the type of loan and internal risk ratings. The Company utilizes two calculation methodologies to estimate the collective quantitative allowance: the vintage method and the non-discounted cash flow method. Allowance estimates for residential real estate loans are determined by a vintage method which pools loans by date of origination and applies historical average loss rates based on the age of the loans. Allowance estimates for all other loan types are determined by a non-discounted cash flow method which applies historical probabilities of default and loss given default rates to model expected cash flows for each loan through its life and forecast future expected losses.

The ACL was $25.3 million, $19.6 million, and $18.7 million at December 31, 2023, 2022, and 2021, respectively. The ACL as a percentage of loans at each of those dates was 1.10%, 0.89%, and 0.96%, respectively.

Prior to the adoption of ASC 326, the Company computed its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. The general allowance at December 31, 2022 was 0.94%. On a dollar basis, the reserve was $19.5 million. This segment of the allowance represented by far the largest portion of the loan portfolio and the largest aggregate risk. There was no allowance for performing acquired loans in accordance with GAAP. The Financial Accounting Standards Board ASC 450 loan loss reserve balance is the total allowance for loan and lease losses reduced by allowances associated with these other pools of loans. The was no specific reserves related to impaired loans at December 31, 2022. The reserve related to the acquired loans with deteriorated credit quality was $93 thousand at December 31, 2022. This was the only portion of the reserve related to acquired loans as of that date.

The following table presents the Company's credit loss and recovery experience for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total

Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Provision for (recovery of) credit losses	390	769	(317)	(355)	40	(69)	(25)	433
Charge-offs	(894)	—	—	—	(6)	(9)	(93)	(1,002)
Recoveries	492	10	37	213	164	57	122	1,095
Balance at December 31, 2023	$3,745	$2,847	$4,583	$9,111	$3,928	$959	$100	$25,273

Average Loans	$239,822	$251,054	$429,139	$860,363	$353,533	$92,085	$6,799	$2,232,795
Ratio of net (recoveries) charge-offs to average loans	0.17%	(0.00)%	(0.01)%	(0.02)%	(0.04)%	(0.05)%	(0.43)%	(0.00)%

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Consumer	Total

Balance at December 31, 2021	$2,668	$1,397	$3,964	$7,141	$3,458	$50	$18,678
Recovery of provision for credit losses	442	399	(199)	476	373	106	1,597
Charge-offs	(357)	—	—	(436)	(5)	(221)	(1,019)
Recoveries	121	—	20	3	41	114	299
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,867	$49	$19,555

Average Loans	$237,213	$177,718	$411,744	$814,440	$404,465	$6,578	$2,052,158
Ratio of net (recoveries) charge-offs to average loans	0.10%	0.00%	(0.00)%	0.05%	(0.01)%	1.63%	0.04%

Asset Quality Indicators

The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past three years.

Asset Quality Ratios

	As of or For the Year Ended December 31,
	2023	2022	2021
Allowance to loans	1.10%	0.89%	0.96%
Net recoveries/charge-offs to allowance	0.00	3.68	(0.54)
Net recoveries/charge-offs to average loans	0.00	0.04	(0.01)
Nonperforming assets to total assets	0.19	0.05	0.07
Nonperforming loans to loans	0.25	0.06	0.11
Provision to net recoveries/charge-offs	(532.25)	221.81	2,825.00
Provision to average loans	0.02	0.08	(0.14)
Allowance to nonperforming loans	434.69	1,478.08	840.59

__________________________

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired exclusive of purchased credit impaired loans.

Nonperforming loans to total loans were 0.25% at December 31, 2023 and 0.06% at December 31, 2022. The increase in nonperforming loans during 2023 was $4.5 million compared to 2022.

Nonperforming assets include nonperforming loans, foreclosed real estate and repossessions. Nonperforming assets represented 0.19% of total assets at December 31, 2023 compared to 0.05% of total assets at December 31, 2022.

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

Individually Assessed Loans

A loan is individually assessed when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Total individually assessed loans at December 31, 2023 were $5.6 million. Impaired loans, exclusive of purchased credit impaired loans, were $5.1 million at December 31, 2022.

Other Real Estate Owned

There was no OREO as of December 31, 2023 compared to $27 thousand at December 31, 2022. OREO is initially recorded at fair value, less estimated costs to sell at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ACL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.

Period-end total deposits increased $10.2 million, or 3.9%, during 2023. Customers have become more rate sensitive as market rates have moved up during the course of the year. This has been a trend for all commercial banks. The Company has only a relatively small portion of its time deposits provided by wholesale sources. Total average deposits decreased $199.6 million or 7.1% for 2023 compared to 2022.

Average deposits and rates for the years indicated (dollars in thousands):

Deposits

	Year Ended December 31,
	2023		2022
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing deposits	$897,199	—%	$1,028,871	—%
Interest bearing accounts:
NOW accounts	$483,573	0.60%	$522,043	0.04%
Money market	655,300	2.60	688,631	0.24
Savings	233,055	0.10	273,788	0.04
Time	325,322	2.66	280,672	0.57
Total interest bearing deposits	$1,697,250	1.70%	$1,765,134	0.20%
Average total deposits	$2,594,449	1.11%	$2,794,005	0.13%

Certificates of Deposit over $250,000

At December 31, 2023, certificates of deposit that meet or exceed the FDIC insurance limit held by the Company were $138.5 million. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit at December 31, 2023. Amounts of $250 thousand or more were classified by maturity as follows (dollars in thousands):

December 31, 2023
3 months or less	$71,076
Over 3 through 6 months	28,114
Over 6 through 12 months	35,209
Over 12 months	4,101
Total	$138,500

The Company's total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250 thousand, were approximately $1.0 billion and $1.2 billion at December 31, 2023 and 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, subordinated debt acquired in the HomeTown merger, and trust preferred capital notes. Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily. The Company considers these accounts to be a stable and low cost source of funds. The securities underlying these agreements remain under the Company's control. Refer to Note 10 and Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of short-term and long-term debt. At December 31, 2023 and 2022, the Company had short-term debt of $35.0 million and $100.5 million, respectively.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2023, the Bank's public deposits totaled $283.8 million. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2023, the Company had $210.0 million in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to comply with all regulatory capital requirements and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $343.2 million at December 31, 2023 and $321.2 million at December 31, 2022.

The Company declared and paid quarterly dividends totaling $1.20 per share for 2023, $1.14 per share for 2022, and $1.09 per share for 2021. Cash dividends in 2023 totaled $12.8 million and represented a 48.8% payout of 2023 net income, compared to a 35.3% payout in 2022, and a 27.2% payout in 2021.

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

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2023	2022
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.70%	11.70%
Tier 1 capital ratio	12.81%	12.86%
Total capital ratio	13.82%	13.67%

Leverage Capital Ratios:
Tier 1 leverage ratio	10.61%	10.36%

Management believes the Company is in compliance with all regulatory capital requirements applicable to it, and the Bank meets the requirements to be considered "well capitalized" under the prompt corrective action framework as of December 31, 2023 and 2022.

Stock Repurchase Programs

On January 26, 2023, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The program authorizes the repurchase of up to $10 million of the Company's common stock through December 31, 2023.The Company repurchased 34,131 shares at an average of $30.58 for a total cost of $1.0 million during the year ended December 31, 2023.

In 2022, the Company repurchased 206,978 shares at an average cost of $36.26 per share for a total cost of $7.5 million. In 2021, the Company repurchased 265,939 shares at an average cost of $33.08 per share for a total cost of $8.8 million.

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2023 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$372,066	$325,529	$30,432	$11,838	$4,267
Repurchase agreements	59,348	59,348	—	—	—
Operating leases	7,641	1,204	2,146	1,744	2,547
Junior subordinated debt	28,435	—	—	—	28,435

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

	December 31,
Off-Balance Sheet Commitments	2023	2022

Commitments to extend credit	$614,705	$635,851
Standby letters of credit	17,228	12,897
Mortgage loan rate-lock commitments	1,822	1,920

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and its Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses - Loans and Reserve for Unfunded Lending Commitments) to the consolidated financial statements, the Company maintains an allowance for credit losses on loans (“ACLL”) to absorb expected losses in the Company’s loan portfolio. The ACLL consists of quantitative and qualitative allowances for loans collectively assessed for credit losses and an allowance for loans that are individually assessed for credit losses.

The quantitative allowance is applied to loan balances pooled by loan type and credit risk indicator using historical default and loss experience as well as estimates for prepayments to calculate lifetime expected losses, with the exception of certain residential real estate loans that use a vintage loss estimation methodology which pools loans by date of origination and applies historical average loss rates based on the age of the loans. The qualitative adjustment factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors primarily by considering current and expected economic conditions; effects of changes in risk selection, underwriting standards, and lending policies; experience, ability and depth of lending personnel; changes in the quality of its loan review system; regulatory, legal, and competitive factors; and an assessment of the Company’s loss experience in comparison to peer group averages.

Management exercised significant judgment when measuring loans collectively assessed for credit losses. We identified the measurement of the ACLL as a critical audit matter as auditing the estimate involved especially complex and subjective auditor judgment in evaluating and testing management’s assessment of an inherently complex accounting estimate and process that requires significant management judgment.

The primary audit procedures we performed to address this critical audit matter included:

●

Obtaining an understanding and testing the design and operating effectiveness of the Company’s ACLL internal controls, and management review controls related to collectively evaluated loans, including the process for selection, implementation, and ongoing maintenance of:

o	The underlying methodologies of the expected loss models, including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
o

Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management’s review and approval of the reasonableness of the assumptions used to develop the adjustments, sources of reasonable and supportable economic forecasts and other key inputs.

o	Governance and management review processes.
●	Substantively testing management’s process for measuring the ACLL related to collectively evaluated loans, including:
o	Evaluating the conceptual soundness of the model and significant assumptions, including the identification of loan pools.
o	Testing of key data inputs used in the model.
o	Evaluating the methodology’s qualitative factors, including:
■	The completeness and accuracy of the data inputs used as a basis for the qualitative factors.
■	The reasonableness of management’s judgments related to the determination of the qualitative factors.
■	The directional consistency and reasonableness of the qualitative factor adjustments.
o	Testing the mathematical accuracy of the allowance calculation.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2002.

Richmond, Virginia

March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American National Bankshares Inc.

Danville, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited American National Bankshares Inc. and its Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2024 expressed an unqualified opinion.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Richmond, Virginia

March 15, 2024

American National Bankshares Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	2023	2022
ASSETS
Cash and due from banks	$31,500	$32,207
Interest-bearing deposits in other banks	35,219	41,133
Securities available for sale, at fair value	521,519	608,062
Restricted stock, at cost	10,614	12,651
Loans held for sale	1,279	1,061
Loans, net of deferred fees and costs	2,288,320	2,186,449
Less allowance for credit losses	(25,273)	(19,555)
Net loans	2,263,047	2,166,894
Premises and equipment, net	31,809	32,900
Assets held-for-sale	1,131	1,382
Other real estate owned, net of valuation allowance	—	27
Goodwill	85,048	85,048
Core deposit intangibles, net	2,298	3,367
Bank owned life insurance	30,409	29,692
Other assets	76,844	51,478
Total assets	$3,090,717	$3,065,902

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$805,584	$1,010,602
Interest-bearing deposits	1,800,929	1,585,726
Total deposits	2,606,513	2,596,328
Customer repurchase agreements	59,348	370
Other short-term borrowings	35,000	100,531
Junior subordinated debt	28,435	28,334
Other liabilities	18,253	19,165
Total liabilities	2,747,549	2,744,728

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 20,000,000 shares authorized, 10,633,409 shares outstanding at December 31, 2023 and 10,608,781 shares outstanding at December 31, 2022	10,551	10,538
Capital in excess of par value	142,834	141,948
Retained earnings	232,847	223,664
Accumulated other comprehensive loss, net	(43,064)	(54,976)
Total shareholders' equity	343,168	321,174
Total liabilities and shareholders' equity	$3,090,717	$3,065,902

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Interest and Dividend Income:
Interest and fees on loans	$106,471	$82,568	$87,040
Interest and dividends on securities:
Taxable	10,358	10,065	7,309
Tax-exempt	139	407	385
Dividends	676	473	464
Other interest income	2,585	2,491	598
Total interest and dividend income	120,229	96,004	95,796
Interest Expense:
Interest on deposits	28,843	3,553	3,645
Interest on short-term borrowings	5,192	659	22
Interest on subordinated debt	—	—	203
Interest on junior subordinated debt	1,612	1,554	1,535
Total interest expense	35,647	5,766	5,405
Net Interest Income	84,582	90,238	90,391
Provision for (recovery of) credit losses	495	1,597	(2,825)
Net Interest Income after Provision for (Recovery of) Credit Losses	84,087	88,641	93,216
Noninterest Income:
Wealth management income	6,751	6,521	6,019
Service charges on deposit accounts	2,216	2,676	2,611
Interchange fees	4,775	4,107	4,152
Other fees and commissions	650	906	801
Mortgage banking income	824	1,666	4,195
Securities (losses) gains, net	(68)	—	35
Income from Small Business Investment Companies	932	1,409	1,972
Income from insurance investments	764	747	1,199
Losses on premises and equipment, net	(155)	(228)	(885)
Other	1,647	1,003	932
Total noninterest income	18,336	18,807	21,031
Noninterest Expense:
Salaries and employee benefits	36,356	36,382	32,342
Occupancy and equipment	6,219	6,075	6,032
FDIC assessment	1,404	903	864
Bank franchise tax	2,052	1,953	1,767
Amortization of intangible assets	1,069	1,260	1,464
Data processing	3,565	3,310	2,958
Software	1,829	1,505	1,368
Other real estate owned, net	(10)	3	131
Merger related expenses	2,577	—	—
Other	12,989	12,695	12,082
Total noninterest expense	68,050	64,086	59,008
Income Before Income Taxes	34,373	43,362	55,239
Income Taxes	8,214	8,934	11,713
Net Income	$26,159	$34,428	$43,526
Net Income Per Common Share:
Basic	$2.46	$3.23	$4.00
Diluted	$2.46	$3.23	$4.00
Weighted Average Common Shares Outstanding:
Basic	10,627,709	10,672,314	10,873,817
Diluted	10,628,559	10,674,613	10,877,231

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$26,159	$34,428	$43,526

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	14,709	(68,877)	(12,236)
Tax effect	(3,168)	14,868	2,643

Reclassification adjustment for losses (gains) on sale or call of securities	68	—	(35)
Tax effect	(14)	—	7

Unrealized gains on cash flow hedges	795	4,125	2,068
Tax effect	(387)	(866)	(434)

Change in unfunded pension liability	(112)	1,082	590
Tax effect	21	(233)	(115)

Other comprehensive income (loss)	11,912	(49,901)	(7,512)

Comprehensive income (loss)	$38,071	$(15,473)	$36,014

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands, except per share data)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	$10,926	$154,850	$169,681	$2,437	$337,894

Net income	—	—	43,526	—	43,526
Other comprehensive loss	—	—	—	(7,512)	(7,512)
Stock repurchased (265,939 shares)	(266)	(8,544)	—	—	(8,810)
Stock options exercised (5,346 shares)	5	84	—	—	89
Vesting of restricted stock (23,968 shares)	24	(24)	—	—	—
Equity based compensation (45,193 shares)	21	1,411	—	—	1,432
Cash dividends paid, $1.09 per share	—	—	(11,827)	—	(11,827)

Balance, December 31, 2021	10,710	147,777	201,380	(5,075)	354,792

Net income	—	—	34,428	—	34,428
Other comprehensive loss	—	—	—	(49,901)	(49,901)
Stock repurchased (206,978 shares)	(207)	(7,298)	—	—	(7,505)
Stock options exercised (713 shares)	1	11	—	—	12
Vesting of restricted stock (17,583 shares)	18	(18)	—	—	—
Equity based compensation (16,462 shares)	16	1,476	—	—	1,492
Cash dividends paid, $1.14 per share	—	—	(12,144)	—	(12,144)

Balance, December 31, 2022	10,538	141,948	223,664	(54,976)	321,174

Net income	—	—	26,159	—	26,159
Other comprehensive income	—	—	—	11,912	11,912
Stock repurchased (34,131 shares)	(34)	(1,010)	—	—	(1,044)
Stock options exercised (4,150 shares)	4	65	—	—	69
Vesting of restricted stock (19,264 shares)	19	(19)	—	—	—
Equity based compensation (23,934 shares)	24	1,850	—	—	1,874
Impact of adoption of CECL	—	—	(4,221)	—	(4,221)
Cash dividends paid, $1.20 per share	—	—	(12,755)	—	(12,755)

Balance, December 31, 2023	$10,551	$142,834	$232,847	$(43,064)	$343,168

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022, and 2021

(Dollars in thousands)

	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$26,159	$34,428	$43,526
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) credit losses	495	1,597	(2,825)
Depreciation	2,094	2,246	2,243
Net accretion of acquisition accounting adjustments	(1,897)	(1,597)	(5,236)
Core deposit intangible amortization	1,069	1,260	1,464
Net amortization of securities	1,038	1,646	1,846
Net loss (gain) on sale or call of securities available for sale	68	—	(35)
Gain on sale of loans held for sale	(824)	(1,666)	(4,195)
Proceeds from sales of loans held for sale	82,535	70,059	154,041
Originations of loans held for sale	(81,929)	(60,973)	(142,736)
Net (gain) loss on other real estate owned	(13)	(2)	111
Net loss on sale, write-down or disposal of premises and equipment	42	228	885
Net loss on sale of assets held-for-sale	113	—	—
Equity based compensation expense	1,874	1,492	1,432
Earnings on bank owned life insurance	(717)	(585)	(625)
Deferred income tax expense (benefit)	1,273	(385)	808
Net change in other assets	(11,197)	(2,484)	245
Net change in other liabilities	(1,217)	2,677	146
Net cash (used in) provided by operating activities	18,966	47,941	51,095

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,180	—	561
Proceeds from maturities, calls and paydowns of securities available for sale	66,622	120,052	192,672
Purchases of securities available for sale	—	(106,170)	(433,690)
Net change in restricted stock	2,037	(4,595)	659
Net (increase) decrease in loans	(99,872)	(238,993)	73,836
Net change in collateral with other financial institutions	850	3,200	1,700
Proceeds from sale of other investments	493	—	—
Proceeds from swap terminations	2,037	—	—
Proceeds from sale of premises and equipment	44	4	2,031
Purchases of premises and equipment	(1,538)	(1,196)	(1,000)
Proceeds from sales of other real estate owned	40	118	704
Proceeds from the sale of assets held-for-sale	587	—	—
Net cash provided by (used in) used in investing activities	(15,520)	(227,580)	(162,527)

Cash Flows from Financing Activities:
Net change in noninterest-bearing deposits	(205,018)	1,521	178,987
Net change in interest-bearing deposits	215,234	(295,496)	100,114
Net change in customer repurchase agreements	58,978	(40,758)	(1,423)
Net change in short-term borrowings	(65,531)	100,531	—
Net change in junior subordinated debt	—	—	(7,500)
Common stock dividends paid	(12,755)	(12,144)	(11,827)
Repurchase of common stock	(1,044)	(7,505)	(8,810)
Proceeds from exercise of stock options	69	12	89
Net cash (used in) provided by financing activities	(10,067)	(253,839)	249,630

Net (Decrease) Increase in Cash and Cash Equivalents	(6,621)	(433,478)	138,198

Cash and Cash Equivalents at Beginning of Period	73,340	506,818	368,620

Cash and Cash Equivalents at End of Period	$66,719	$73,340	$506,818

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.

Notes to Consolidated Financial Statements

December 31, 2023, 2022, and 2021

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, goodwill and intangible assets.

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

Agreement and Plan of Merger

On July 24, 2023, the Company entered into an Agreement and Plan of Merger with Atlantic Union Bankshares Corporation ("Atlantic Union"). The merger agreement provides that the Company will merge with and into Atlantic Union, with Atlantic Union continuing as the surviving entity. Immediately following the merger of the Company and Atlantic Union, the Bank will merge with and into Atlantic Union's wholly owned bank subsidiary, Atlantic Union Bank, with Atlantic Union Bank continuing as the surviving bank. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.35 shares of common stock of Atlantic Union, with cash to be paid in lieu of any fractional shares. The merger is expected to close on April 1, 2024, subject to satisfaction of customary closing conditions.

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

Securities

For available-for-sale ("AFS") securities, the Company evaluates the fair value and credit quality of its AFS securities on at least a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security will be evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company's AFS portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. There is currently no allowance for credit losses ("ACL") recorded against any securities in the Company's AFS securities portfolio at December 31, 2023. See Note 3 - "Securities" for additional information on the Company's ACL analysis. If unrealized losses are related to credit quality, the Company estimates the credit related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, an ACL shall be recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for the allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses ("ACL") - Loans

The provision for credit losses charged to operations is an amount sufficient to bring the allowance to an estimated balance that management considers adequate to absorb expected losses in the Company's loan portfolio. The ACL is a valuation allowance that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Amortized cost is the principal balance outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs. The ACL represents management's estimate of credit losses over the remaining life of the loan portfolio. Loans are charged off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged off amounts are recorded as increases to the ACL.

The Company's ACL consists of quantitative and qualitative allowances and an allowance for loans that are individually assessed for credit losses. Each of these components is determined based upon estimates and judgments. The quantitative allowance uses historical default and loss experience as well as estimates for prepayments to calculate lifetime expected losses, along with various qualitative factors, including the effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable period of 24 months; experience of lending staff; quality of the loan review system; and changes in the regulatory, legal, and competitive environment and consideration of peer loss experience. The Company considers economic forecasts from highly recognized third-parties for the model inputs. Loans are segmented based on the type of loan and internal risk ratings. The Company utilizes two calculation methodologies to estimate the collective quantitative allowance: the vintage method and the non-discounted cash flow method. Allowance estimates for residential real estate loans are determined by a vintage method which pools loans by date of origination and applies historical average loss rates based on the age of the loans. Allowance estimates for all other loan types are determined by a non-discounted cash flow method which applies historical probabilities of default and loss given default rates to model expected cash flows for each loan through its life and forecast future expected losses.

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

Allowance for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted through the provision for credit losses. The calculation of the allowance is consistent with the loss rate calculations for the loan portfolio described above. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded and the provision is recorded in ACL and the reserve is in "Other Liabilities" within the Company's Consolidated Balance Sheets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. The Company follows Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The Company performs its annual analysis as of June 30 each year. Goodwill is not amortized, but is subject to at least an annual assessment for impairment. Other acquired intangible assets with finite lives (such as core deposit intangibles) are initially recorded at estimated fair value and are amortized over their useful lives. Core deposit and other intangible assets are generally amortized using accelerated methods over their useful lives of five to ten years.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company's leases are currently classified as operating leases and are included in other assets and other liabilities on the Company's Consolidated Balance Sheets. Periodic operating lease costs are recorded in occupancy expenses of premises on the Company's Consolidated Statements of Income.

Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before the lease commencement date, initial direct costs, any lease incentives received and, for acquired leases, any favorable or unfavorable fair value adjustments. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liability for unrecognized tax benefits as of December 31, 2023 and 2022.

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

Mergers and Acquisitions

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expense caption. Merger related expenses were $2.6 million for the year ended December 31, 2023. There were no such acquisition related costs for the years ended December 31, 2022, or 2021.

Derivative Financial Instruments

The Company uses derivatives primarily to manage risk associated with changing interest rates. The Company's derivative financial instruments consisted of interest rate swaps that qualify as cash flow hedges of the Company's trust preferred capital notes. The Company recognized derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The effective portion of the gain or loss on the Company's cash flow hedges was reported as a component of other comprehensive income, net of deferred income taxes, and was reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The company terminated the interest rate swaps in October 2023. See Note 12 - "Derivative Financial Instruments and Hedging Activities" for additional information.

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

The Company adopted ASC 326 using the prospective transition approach for purchased credit deteriorated ("PCD") assets that were previously classified as purchased credit impaired ("PCI") under ASC 310-30. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss Model"). The Company adopted ASC 326 using the prospective transition approach for debt securities. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan is 90 days past due, or earlier if the Company believes the collection of interest is doubtful.

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by FASB as part of its post-implementation review of the credit losses standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023. The TDR classification is no longer applicable subsequent to December 31, 2022. The adoption of ASU 2022-02 did not have a material effect on the Company's consolidated financial statements. See Note 4 - "Loans" for discussion.

Information contained within the report prior to adoption of ASU 2022-02 and ASU 2016-13 for the year ended December 31, 2022 and 2021, respectively, reflects prior GAAP.

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU was effective for all entities upon issuance. The Company adopted ASU 2022-06 in the year ended December 31, 2023. The adoption did not have a material effect on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark ("CODM"), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity's consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU incorporates certain U.S. Securities and Exchange Commission ("SEC") disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

Note 2 – Restrictions on Cash

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2023 exceeded the insurance limits of the FDIC by$2.8 million.

Note 3 - Securities

The amortized cost and estimated fair value of investments in securities at December 31, 2023 and 2022 were as follows (dollars in thousands):

	December 31, 2023
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$131,731	$—	$7,964	$123,767
Federal agencies and GSEs	76,702	3	4,472	72,233
Mortgage-backed and CMOs	292,590	1	35,827	256,764
State and municipal	45,999	—	3,577	42,422
Corporate	30,812	—	4,479	26,333
Total securities available for sale	$577,834	$4	$56,319	$521,519

The Company had no equity securities at December 31, 2023 or  December 31, 2022.

(Dollars in thousands)	December 31, 2022
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Treasury	$152,033	$—	$12,606	$139,427
Federal agencies and GSEs	90,363	4	7,019	83,348
Mortgage-backed and CMOs	336,393	1	42,301	294,093
State and municipal	69,023	12	5,312	63,723
Corporate	31,299	—	3,828	27,471
Total securities available for sale	$679,111	$17	$71,066	$608,062

The amortized cost and estimated fair value of investments in debt securities at December 31, 2023, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$66,221	$64,528
Due after one year through five years	155,815	144,776
Due after five years through ten years	52,229	45,302
Due after ten years	10,979	10,148
Mortgage-backed and CMOs	292,590	256,765
	$577,834	$521,519

Gross realized gains and losses on, and the proceeds from the sale of, securities available for sale were as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Gross realized gains	$55	$—	$35
Gross realized losses	(123)	—	—
Proceeds from sales of securities	13,180	—	561

Securities with a carrying value of approximately $202.0 million and $118.9 million at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. FHLB letters of credit were used as additional collateral in the amounts of $210.0 million at December 31, 2023 and $170.0 million at December 31, 2022.

Unrealized Losses on Securities

The following table shows estimated fair value and gross unrealized losses for which an ACL has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2023. The reference point for determining when securities are in an unrealized loss position is month end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

AFS securities that have been in a continuous unrealized loss position, at December 31, 2023, were as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$123,767	$7,964	$—	$—	$123,767	$7,964
Federal agencies and GSEs	71,975	4,472	210	—	71,765	4,472
Mortgage-backed and CMOs	256,615	35,827	111	2	256,504	35,825
State and municipal	42,377	3,577	1,621	15	40,756	3,562
Corporate	26,333	4,479	1,506	194	24,827	4,285
Total	$521,067	$56,319	$3,448	$211	$517,619	$56,108

U.S. Treasury: The unrealized losses on the Company's investment in 19 U.S. Treasury securities were caused by normal market fluctuations. Nineteen of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

Federal agencies and GSEs: The unrealized losses on the Company's investment in 38 government sponsored entities ("GSEs") were caused by normal market fluctuations. Thirty-seven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

Mortgage-backed securities: The unrealized losses on the Company's investment in 131 GSE mortgage-backed securities were caused by normal market fluctuations. One hundred twenty-one of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

Collateralized Mortgage Obligations: The unrealized losses associated with 53 GSE collateralized mortgage obligations ("CMOs") were due to normal market fluctuations. All of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

State and municipal securities: The unrealized losses on 59 state and municipal securities were caused by normal market fluctuations. Fifty-seven of these securities were in an unrealized loss position for 12 months or more. These securities are of high credit quality (rated A- or higher), and principal and interest payments have been made timely. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

Corporate securities: The unrealized losses on 12 corporate securities were caused by normal market fluctuations and not credit deterioration. All of these securities were in an unrealized loss position for 12 months or more. These securities are not rated, but the Company conducted thorough internal credit reviews prior to purchase and conducts ongoing quarterly reviews of these companies as well, and the Company's analysis did not indicate the existence of credit loss. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company concluded there were no credit related losses at December 31, 2023.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classification requirements and are included as a separate line item on the Company's consolidated balance sheet. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $6.6 million and $6.5 million as of  December 31, 2023 and 2022 respectively, and FHLB stock in the amount of $4.0 million and $6.1 million as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses-Available for Sale Securities

As of  December 31, 2023 and 2022, there were no allowances for credit losses-securities available for sale. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2023, which were comprised of 312 individual securities, represent a credit loss impairment. As of December 31, 2023 and 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk free," and have a long history of zero credit losses. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Realized Gains and Losses

Net proceeds from sales of AFS securities for the year ended December 31, 2023 totaled $13.2 million. Gross realized gains on these sales were $55 thousand, while gross realized losses were $123 thousand, which resulted in a net realized loss of $68 thousand. The Company did not have any sales of AFS securities during the year ended December 31, 2022 and recorded realized gains of $35 thousand for the year ended December 31, 2021.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2022 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$139,427	$12,606	$10,824	$915	$128,603	$11,691
Federal agencies and GSEs	82,958	7,019	29,204	1,920	53,754	5,099
Mortgage-backed and CMOs	293,929	42,301	96,758	7,245	197,171	35,056
State and municipal	60,629	5,312	31,866	980	28,763	4,332
Corporate	27,471	3,828	18,991	2,556	8,480	1,272
Total	$604,414	$71,066	$187,643	$13,616	$416,771	$57,450

Note 4 – Loans

Loans, excluding loans held for sale at December 31, 2023 and 2022 were comprised of the following (dollars in thousands):

	December 31,
	2023	2022
Commercial	$302,305	$304,247
Commercial real estate:
Construction and land development	274,035	197,525
Commercial real estate - owner occupied	414,321	418,462
Commercial real estate - non-owner occupied	830,655	827,728
Residential real estate:
Residential	369,892	338,132
Home equity	90,298	93,740
Consumer	6,814	6,615
Total loans, net of deferred fees and costs	$2,288,320	$2,186,449

 Net deferred loan costs included in the above loan categories are $255 thousand for 2023 and $202 thousand for 2022 in all other categories.

Overdraft deposits were reclassified to consumer loans in the amount of $132 thousand and $70 thousand for 2023 and 2022, respectively.

Acquired Loans

The following information as of and for the year ended December 31, 2022 was in accordance with the guidance in effect prior to the adoption of ASC 326. The outstanding principal balance and the carrying amount of these loans, including ASC 310-30 loans, included in the consolidated balance sheets at December 31, 2022 were as follows (dollars in thousands):

2022
Outstanding principal balance	$125,856
Carrying amount	120,432

The outstanding principal balance and related carrying amount of purchased credit impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2022 are as follows (dollars in thousands):

2022
Outstanding principal balance	$17,788
Carrying amount	13,541

The following table presents changes in the accretable yield on purchased credit impaired loans, for which the Company applies ASC 310-30, for the year ended December 31, 2022,(dollars in thousands):

2022
Balance at January 1	$4,902
Accretion	(2,186)
Reclassification from nonaccretable difference	986
Other changes, net (1)	(172)
Balance at December 31	$3,530

_________________________

(1)  This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2023 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$1,642	$—	$—	$—	$1,642	$300,663	$302,305
Commercial real estate:
Construction and land development	326	—	—	—	326	273,709	274,035
Commercial real estate - owner occupied	269	—	—	2,911	3,180	411,141	414,321
Commercial real estate - non-owner occupied	597	—	—	2,327	2,924	827,731	830,655
Residential:
Residential	614	208	—	390	1,212	368,680	369,892
Home equity	121	25	—	171	317	89,981	90,298
Consumer	1	3	—	15	19	6,795	6,814
Total	$3,570	$236	$—	$5,814	$9,620	$2,278,700	$2,288,320

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2022 (dollars in thousands):

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
	Past Due	Past Due	Accruing	Loans	Due	Current	Loans
Commercial	$161	$—	$—	$4	$165	$304,082	$304,247
Commercial real estate:
Construction and land development	—	—	—	—	—	197,525	197,525
Commercial real estate - owner occupied	724	268	—	—	992	417,470	418,462
Commercial real estate - non-owner occupied	319	—	—	301	620	827,108	827,728
Residential:
Residential	664	90	—	797	1,551	336,581	338,132
Home equity	104	—	—	205	309	93,431	93,740
Consumer	—	—	16	—	16	6,599	6,615
Total	$1,972	$358	$16	$1,307	$3,653	$2,182,796	$2,186,449

The following table is a summary of nonaccrual loans by major categories for the dates indicated (dollars in thousands). All payments received while on nonaccrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on nonaccrual status.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Allowance	with an Allowance	Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$4
Commercial real estate:
Construction and land development	-	-	-	-
Commercial real estate-owner occupied	2,911	-	2,911	-
Commercial real estate-non-owner occupied	2,327	-	2,327	301
Residential:
Residential	340	50	390	797
Home equity	-	171	171	205
Consumer	-	15	15	-
Total	$5,578	$236	$5,814	$1,307

The following table represents the accrued interest receivables written off by reversing interest during the twelve months ended December 31, 2023 (dollars in thousands).

For the Twelve Months Ended December 31, 2023
Commercial	$2
Commercial real estate:
Construction and land development	-
Commercial real estate-owner occupied	10
Commercial real estate-non-owner occupied	15
Residential:
Residential	3
Home equity	1
Consumer	-
Total accrued interest reversed	$31

The following table presents a nonaccrual loan analysis of collateral dependent loans as of December 31, 2023. Only loans over the Company's threshold are assessed (dollars in thousands).

	Residential	Business		Commercial	Owner	Total
	Properties	Assets	Land	Property	Occupied	Loans

Commercial real estate:	$-	$-	$-	$2,327	$2,911	$5,238
Residential:
Residential	340	-	-	-	-	340
Home equity	-	-	-	-	-	-
Total collateral dependent loans	$340	$-	$-	$2,327	$2,911	$5,578

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis of  loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023. All loans shown in the table below are in nonaccrual status except for the residential real estate loan. All loans shown below are paying in agreement with the terms and are not past due. There have been no defaults in the years ended December 31, 2023 or 2022. It is shown by class of loan and type of concession granted and describes the financial effect of the modification made to the borrower experiencing financial difficulty (dollars in thousands):

	Type of Modification
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate-owner occupied	$2,315	0.56%	Term extension.
Commercial real estate-nonowner occupied	2,517	0.30	Interest rate reduction and term extension.
Residential real estate	8	-	Term extension.
Commercial real estate-owner occupied	454	0.11	Term extension.

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

Residential Real Estate in process of Foreclosure

The Company had $23 thousand and $715 thousand in residential real estate loans in the process of foreclosure at December 31, 2023  and December 31, 2022 , respectively. The Company had no residential OREO at  December 31, 2023  and  December 31, 2022.

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

The following table shows the Company's recorded investment in loans by credit quality indicators further disaggregated by year of origination as of December 31, 2023 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$38,996	$37,024	$53,730	$18,292	$8,886	$24,380	$109,050	$290,358
Special Mention	1,311	1,071	2,054	61	386	65	1,801	6,749
Substandard	-	134	16	-	324	2,390	2,334	5,198
Total commercial	$40,307	$38,229	$55,800	$18,353	$9,596	$26,835	$113,185	$302,305
Current period gross write-offs	$-	$-	$(359)	$-	$-	$-	$(535)	$(894)

Construction and land development
Pass	$51,120	$83,122	$100,392	$7,462	$5,296	$16,116	$6,063	$269,571
Special Mention	-	-	4,364	-	-	-	-	4,364
Substandard	-	-	-	-	-	100	-	100
Total construction and land development	$51,120	$83,122	$104,756	$7,462	$5,296	$16,216	$6,063	$274,035
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass	$32,233	$60,890	$98,415	$42,971	$23,733	$138,802	$5,208	$402,252
Special Mention	-	-	1,329	-	-	788	4,529	6,646
Substandard	-	-	-	2,315	-	2,654	454	5,423
Total commercial real estate - owner occupied	$32,233	$60,890	$99,744	$45,286	$23,733	$142,244	$10,191	$414,321
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Pass	$47,264	$144,118	$219,493	$129,747	$56,852	$209,351	$6,336	$813,161
Special Mention	-	-	-	121	1,034	6,960	-	8,115
Substandard	3,073	-	1,330	1,458	1,866	1,652	-	9,379
Total commercial real estate - non-owner occupied	$50,337	$144,118	$220,823	$131,326	$59,752	$217,963	$6,336	$830,655
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$74,488	$93,929	$83,377	$23,637	$14,226	$63,336	$14,381	$367,374
Special Mention	-	256	199	-	-	757	-	1,212
Substandard	-	-	259	229	-	818	-	1,306
Total residential	$74,488	$94,185	$83,835	$23,866	$14,226	$64,911	$14,381	$369,892
Current period gross write-offs	$-	$-	$-	$-	$-	$(6)	$-	$(6)

Home equity
Pass	$-	$-	$-	$-	$-	$-	$89,872	$89,872
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	426	426
Total home equity	$-	$-	$-	$-	$-	$-	$90,298	$90,298
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$(9)	$(9)

Consumer
Pass	$2,452	$1,276	$477	$225	$141	$1,717	$509	$6,797
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2	-	-	-	15	-	17
Total consumer	$2,452	$1,278	$477	$225	$141	$1,732	$509	$6,814
Current period gross write-offs	$(3)	$(2)	$(7)	$-	$-	$(78)	$(3)	$(93)

The following tables show the Company's loan portfolio broken down by internal risk grading as of December 31, 2022 (dollars in thousands):

Commercial and Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity
Pass	$288,041	$197,331	$405,223	$826,844	$333,124	$93,062
Special Mention	10,657	—	2,388	239	1,577	—
Substandard	5,548	194	10,851	645	3,431	678
Doubtful	1	—	—	—	—	—
Total	$304,247	$197,525	$418,462	$827,728	$338,132	$93,740

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$6,599
Nonperforming	16
Total	$6,615

Note 5 – Allowance for Credit Losses - Loans and Reserve for Unfunded Lending Commitments

Changes in the allowance for credit losses and the reserve for unfunded lending commitments (included in other liabilities) for each of the years in the three-year period ended December 31, 2023, are presented below (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for Credit Losses
Balance, beginning of year	$19,555	$18,678	$21,403
Day 1 impact of CECL adoption	5,192	—	—
Provision for (recovery of) credit losses	433	1,597	(2,825)
Charge-offs	(1,002)	(1,019)	(146)
Recoveries	1,095	299	246
Balance, end of year	$25,273	$19,555	$18,678

	Year Ended December 31,
	2023	2022	2021
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$377	$386	$304
Day 1 impact of CECL adoption	305	—	-
Provision for (recovery of) unfunded commitments	63	(9)	82
Balance, end of year	$745	$377	$386

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans, and are discussed in Note 1. The allowance for unfunded loan commitments is included in other liabilities on the Company's consolidated balance sheets.

The following table presents the Company's allowance for credit losses by portfolio segment at and for the year ended December 31, 2023 (dollars in thousands):

	Commercial	Construction and Land Development	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-owner Occupied	Residential Real Estate	Home Equity	Consumer	Total
Allowance for Credit Losses
Balance at December 31, 2022	$2,874	$1,796	$3,785	$7,184	$3,077	$790	$49	$19,555
Day 1 impact of CECL adoption	883	272	1,078	2,069	653	190	47	5,192
Charge-offs	(894)	—	—	—	(6)	(9)	(93)	(1,002)
Recoveries	492	10	37	213	164	57	122	1,095
Provision/(recovery)	390	769	(317)	(355)	40	(69)	(25)	433
Balance at December 31, 2023	$3,745	$2,847	$4,583	$9,111	$3,928	$959	$100	$25,273

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

The allowance for credit losses - loans is allocated to loan segments based upon historical default and loss experience, prepayment estimates, risk grades on individual loans, and qualitative factors. Qualitative factors include effects of changes in risk selection, underwriting standards, and lending policies; expected economic conditions throughout a reasonable and supportable forecast period; experience of lending staff; quality of loan review system; and changes in the regulatory, legal, and competitive environment.

The provision expense recorded of $433 thousand for the year ended December 31, 2023 was necessitated by loan growth. For the year ended December 31, 2022, the Company recorded a provision expense of $1.6 million necessitated by loan growth. Management will continue to evaluate the adequacy of the Company's allowance for credit losses as more economic data becomes available and as changes within the Company's loan portfolio are known. Changes in economic conditions may require further changes in the level of allowance.

Note 6 – Premises and Equipment

Major classifications of premises and equipment at December 31, 2023 and 2022 are summarized as follows (dollars in thousands):

	December 31,
	2023	2022
Land	$8,859	$9,308
Buildings	32,538	32,515
Leasehold improvements	1,615	1,536
Furniture and equipment	17,216	19,379
	60,228	62,738
Accumulated depreciation	(28,419)	(29,838)
Premises and equipment, net	$31,809	$32,900

Depreciation expense was $2.1 million for the year ended December 31, 2023 and $2.2 million in 2022 and 2021.

Note 7 – Goodwill and Other Intangible Assets

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. In testing goodwill for impairment, the Company must first decide if circumstances lead to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing, it concludes that it is not more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required and the goodwill is not impaired. The Company performed its annual analysis for the years ended December 31, 2023 and 2022, respectively, and no indications of impairment were noted.

Core deposit intangibles resulting from the MainStreet Bankshares, Inc. acquisition in January 2015 were $1.8 million and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the acquisition of HomeTown Bankshares Corporation ("Hometown") in April 2019 were $8.2 million and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2023, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$85,048	$3,367
Amortization	—	(1,069)
Balance at December 31, 2023	$85,048	$2,298

Goodwill and intangible assets at December 31, 2023 and 2022 were as follows (dollars in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
December 31, 2023
Core deposit intangibles	$19,708	$(17,410)	$2,298
Goodwill	85,048	—	85,048

December 31, 2022
Core deposit intangibles	$19,708	$(16,341)	$3,367
Goodwill	85,048	—	85,048

Amortization expense of core deposit intangibles for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $1.3 million, and $1.5 million, respectively. As of December 31, 2023, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2024	$800
2025	617
2026	454
2027	291
2028	136
Total	$2,298

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

The following tables present information about the Company's leases as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	December 31, 2023	December 31, 2022
Lease liabilities	$6,541	$3,318
Right-of-use assets	$6,460	$3,245
Weighted average remaining lease term (in years)	7.49	6.77
Weighted average discount rate	4.12%	3.16%

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Lease cost
Operating lease cost	$1,255	$1,072	$1,069
Short-term lease cost	—	—	—
Total lease cost	$1,255	$1,072	$1,069

Cash paid for amounts included in the measurement of lease liabilities	$1,243	$1,083	$1,047

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2023
2024	$1,204
2025	1,182
2026	964
2027	913
2028	831
2029 and after	2,547
Total undiscounted cash flows	$7,641
Discount	(1,100)
Lease liabilities	$6,541

Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2023 totaled $1.4 million and $1.2 million for the years ended  December 31, 2022 and 2021. The amounts recognized in lease expense include insurance, property taxes, and common area maintenance.

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2023 and 2022 was $138.5 million and $89.8 million, respectively.

At December 31, 2023, the scheduled maturities and amounts of certificates of deposits (included in interest-bearing deposits on the consolidated balance sheets) were as follows (dollars in thousands):

Year	Amount
2024	$325,529
2025	17,422
2026	13,010
2027	6,736
2028	5,102
2029 and after	4,267
Total	$372,066

There were no brokered time deposits at December 31, 2023 or December 31, 2022.

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased. The Company has federal funds lines of credit established with correspondent banks in the amount of $110 million and has access to the Federal Reserve Bank of Richmond's discount window. The Company has $215.5 million in collateral pledged to the Federal reserve discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$59,348	4.75%	$370	0.10%
FHLB borrowings	35,000	5.57	100,531	4.42
Total short-term borrowings	$94,348	5.05%	$100,901	4.40%

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged. As of  December 31, 2023, $1.1 billion in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings. FHLB availability based on pledged collateral at  December 31, 2023 was $408.3 million, with $245.0 million remaining collateral eligible to be pledged.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2023, the Bank's public deposits totaled $283.8 million. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2023, the Company had $210.0 million in letters of credit with the FHLB outstanding as well as $132.3 million in agency, state, and municipal securities to provide collateral for such deposits.

Junior Subordinated Debt

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20 million of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011. Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%. Effective July 2023, the rate resets quarterly at the three-month SOFR plus 1.35%. Distributions are cumulative and accrue from the date of original issuance but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619 thousand received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20.6 million of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debenture entered into between the Company and Wilmington Trust Company, as trustee.

The Company also has outstanding $8.8 million in junior subordinated debentures to MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2023	2022
AMNB Trust I	4/7/2006	SOFR plus 1.35%	6/30/2036	$20,619	$20,619
MidCarolina Trust I	10/29/2002	SOFR plus 3.45%	11/7/2032	4,657	4,601
MidCarolina Trust II	12/3/2003	SOFR plus 2.95%	10/7/2033	3,159	3,114
				$28,435	$28,334

The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $498 thousand and $449 thousand at December 31, 2023 and $554 thousand and $495 thousand at  December 31, 2022, respectively. The original fair value adjustments of $1.2 million and $1.0 million were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

Note 12 - Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments ("derivatives") primarily to manage risks associated with changing interest rates. The Company's derivatives were hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge).

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

All interest rate swaps were entered into with counterparties that met the Company's credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts was not significant.

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

The Company terminated the swap agreements on October 16, 2023, earlier than their maturity of June 2028. Net proceeds from the termination was $2.0 million for settlement of deferred gains and interest and $850 thousand cash collateral returned. The other comprehensive income component remained on the balance sheet and will accrete from the time of execution to the end of the hedge term since the swaps were terminated early.

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

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. During the year ended December 31, 2023, 4,150 stock options were exercised at the granted price of $16.63. The Company had no outstanding stock option awards at December 31, 2023. There was no recognized or unrecognized stock compensation expense attributable to outstanding stock options at December 31, 2023 or 2022. No stock options were granted in 2023, 2022, and 2021.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2023, 2022, and 2021 were $69 thousand, $12 thousand, and $89 thousand, respectively. Total intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price) of options exercised during the years ended December 31, 2023, 2022, and 2021 was $0, $16 thousand, and $96 thousand, respectively.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. All restricted stock grants cliff vest at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2023 is summarized in the following table:

		Weighted
		Average Grant
	Shares	Date Value Per Share
Nonvested at December 31, 2022	71,707	$33.39
Granted	32,554	35.78
Vested	(19,805)	33.73
Forfeited	(1,878)	34.16
Nonvested at December 31, 2023	82,578	34.21

As of December 31, 2023, 2022, and 2021, there was $1.2 million, $1.1 million, and $782 thousand, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2018 Plan. This cost is expected to be recognized over the next 12 to 36 months. The share-based compensation expense for nonvested restricted stock was $1.1 million, $889 thousand, and $749 thousand during 2023, 2022, and 2021, respectively.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2020.

The components of the Company's net deferred tax assets were as follows (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,476	$4,226
Nonaccrual loan interest	222	229
Other real estate owned valuation allowance	—	12
Deferred compensation	1,182	1,277
Acquisition accounting	732	1,174
Lease liability, net of right of use asset	18	16
Accrued pension liability	108	86
Net unrealized loss on cash flow hedges	387	—
Net unrealized loss on securities available for sale	12,161	15,339
Other	535	374
Total deferred tax assets	20,821	22,733

Deferred tax liabilities:
Depreciation	979	1,044
Core deposit intangibles	498	728
Deferred loan origination costs, net	55	42
Net unrealized gain on cash flow hedges	—	278
Prepaid merger expenses	1,240	—
Other	185	179
Total deferred tax liabilities	2,957	2,271
Net deferred tax assets	$17,864	$20,462

The provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense	$6,941	$9,319	$10,905
Deferred tax expense (benefit)	1,273	(385)	808
Total income tax expense	$8,214	$8,934	$11,713

A reconcilement of the "expected" federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Expected federal tax expense	$7,218	$9,106	$11,600
Nondeductible merger related expense	313	—	—
Nondeductible interest expense	75	10	8
Tax-exempt interest	(186)	(202)	(198)
State income taxes	261	308	326
Other, net	533	(288)	(23)
Total income tax expense	$8,214	$8,934	$11,713

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

	Year Ended December 31,
	2023		2022		2021
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	10,627,709	$2.46	10,672,314	$3.23	10,873,817	$4.00
Effect of dilutive securities - stock options	850	—	2,299	—	3,414	—
Diluted earnings per share	10,628,559	$2.46	10,674,613	$3.23	10,877,231	$4.00

There were no outstanding stock options that were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive in 2023, 2022, and 2021.

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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Commitments to extend credit	$614,705	$635,851
Standby letters of credit	17,228	12,897
Mortgage loan rate lock commitments	1,822	1,920

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

At December 31, 2023, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $1.8 million and loans held for sale of $1.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform. If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2023 and 2022, none of these loans was restructured, past due, or on nonaccrual status.

An analysis of these loans for 2023 is as follows (dollars in thousands):

Balance at December 31, 2022	$24,476
Additions	7,332
Repayments	(4,372)
Reclassifications(1)	9,494
Balance at December 31, 2023	$36,930

(1) Reclassifications consist of loans for two Board of Directors who joined the Company in May 2023.

Related party deposits totaled $10.6 million at December 31, 2023 and $9.5 million at December 31, 2022.

Note 18 – Employee Benefit Plans

Defined Benefit Plan

The Company previously maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service. The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009. Each year, existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year. The Plan notified participants of the intent to apply for Internal Revenue Service approval to terminate the Pension Plan. Final determination can take 12-24 months for the projected benefit payments. Total projected payments of $3.5 million are estimated to be disbursed in 2024. Information pertaining to the activity in the plan is as follows (dollars in thousands):

	As of and for the Year Ended December 31,
	2023	2022	2021
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$3,270	$5,013	$5,821
Service cost	—	—	—
Interest cost	166	107	91
Actuarial (gain) loss	185	(1,403)	(259)
Settlement gain (loss)	—	(10)	6
Benefits paid	(78)	(437)	(646)
Projected benefit obligation at end of year	3,543	3,270	5,013

Change in Plan Assets:
Fair value of plan assets at beginning of year	4,264	5,045	4,701
Actual return on plan assets	158	(344)	190
Employer contributions	—	—	800
Benefits paid	(78)	(437)	(646)
Fair value of plan assets at end of year	4,344	4,264	5,045

Funded Status at End of Year	$801	$994	$32

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$801	$994	$32

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$512	$400	$1,481
Deferred income taxes	(110)	(86)	(320)
Amount recognized	$402	$314	$1,161

	As of and for the Year Ended December 31,
	2023	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	166	107	91
Expected return on plan assets	(85)	(245)	(230)
Recognized net loss due to settlement	—	112	195
Recognized net actuarial loss	—	145	182
Net periodic benefit cost	$81	$119	$238

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)
Net actuarial loss (gain)	$112	$(1,082)	$(590)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive loss	$112	$(1,082)	$(590)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss (Income)	$193	$(963)	$(352)

The accumulated benefit obligation as of December 31, 2023, 2022, and 2021 was $3.5 million, $3.3 million, and $5.0 million, respectively. The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.

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

Below is a description of the plan's assets. The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2023 and 2022:

Asset Category	December 31,
	2023	2022
Fixed Income	54.4%	71.4%
Cash and Accrued Income	45.6%	28.6%
Total	100.0%	100.0%

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

The fair value of the Company's pension plan assets at December 31, 2023 and 2022, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2023	Level 1	Level 2	Level 3
Cash	$1,961	$1,961	$—	$—
Fixed income securities
Government sponsored entities	1,267	—	1,267	—
Municipal bonds and notes	733	—	733	—
Corporate bonds and notes	383	—	383	—
	$4,344	$1,961	$2,383	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2022	Level 1	Level 2	Level 3
Cash	$1,218	$1,218	$—	$—
Fixed income securities
Government sponsored entities	1,532	—	1,532	—
Municipal bonds and notes	1,154	—	1,154	—
Corporate bonds and notes	360	—	360	—
	$4,264	$1,218	$3,046	$—

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $1.4 million, $1.2 million, and $1.1 million to the 401(k) plan in 2023, 2022, and 2021, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

Prior to 2015, the Company maintained deferred compensation agreements with former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for 10 years upon their retirement. The liabilities under these agreements were accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments had been accrued. As of December 31, 2023, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $50 thousand and $100 thousand at December 31, 2023 and 2022, respectively. There was no expense for this agreement for the years ended December 31, 2023, 2022, and 2021. As a result of acquisitions, the Company has various agreements with current and former employees and executives with balances of $4.8 million and $5.4 million at December 31, 2023 and 2022, respectively that accrue through eligibility and are payable upon retirement. The Company recognized income of $143 thousand for the year ended December 31, 2023, due to the effect of rising interest rates on the actuarial liability. The Company recognized expenses of $159 thousand and $430 thousand for the years ended December 31, 2022 and 2021, respectively.

Certain named executive officers are eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The contributions charged to salary expense were $90 thousand, $86 thousand and $184 for the years ended December 31, 2023, 2022, and 2021, respectively.

Incentive Arrangements

The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals. The total amount charged to salary expense for this plan was $3.3 million, $5.1 million, and $3.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2023 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2023	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$123,767	$—	$123,767	$—
Federal agencies and GSEs	72,233	—	72,233	—
Mortgage-backed and CMOs	256,764	—	256,764	—
State and municipal	42,422	—	42,422	—
Corporate	26,333	—	26,333	—
Total securities available for sale	$521,519	$—	$521,519	$—
Loans held for sale	$1,279	$—	$1,279	$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Treasury	$139,427	$—	$139,427	$—
Federal agencies and GSEs	83,348	—	83,348	—
Mortgage-backed and CMOs	294,093	—	294,093	—
State and municipal	63,723	—	63,723	—
Corporate	27,471	—	27,471	—
Total securities available for sale	$608,062	$—	$608,062	$—
Loans held for sale	$1,061	$—	$1,061	$—
Derivative - cash flow hedges	$1,325	$—	$1,325	$—

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

There were no Company assets measured at fair value on a nonrecurring basis at December 31, 2023.The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period ended December 31, 2022 (dollars in thousands):

		Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2022	Level 1	Level 2	Level 3
Assets:
Other real estate owned, net	$27	$—	$—	$27

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

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2023 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$66,719	$66,719	$—	$—	$66,719
Securities available for sale	521,519	—	521,519	—	521,519
Restricted stock	10,614	—	10,614	—	10,614
Loans held for sale	1,279	—	1,279	—	1,279
Loans, net of allowance	2,263,047	—	—	2,161,793	2,161,793
Bank owned life insurance	30,409	—	30,409	—	30,409
Accrued interest receivable	8,161	—	8,161	—	8,161

Financial Liabilities:
Deposits	$2,606,513	$—	$2,602,453	$—	$2,602,453
Repurchase agreements	59,348	—	59,348	—	59,348
Other short-term borrowings	35,000	—	35,000	—	35,000
Junior subordinated debt	28,435	—	—	22,985	22,985
Accrued interest payable	2,386	—	2,386	—	2,386

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2022 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$73,340	$73,340	$—	$—	$73,340
Securities available for sale	608,062	—	608,062	—	608,062
Restricted stock	12,651	—	12,651	—	12,651
Loans held for sale	1,061	—	1,061	—	1,061
Loans, net of allowance	2,166,894	—	—	2,096,480	2,096,480
Bank owned life insurance	29,692	—	29,692	—	29,692
Derivative - cash flow hedges	1,325	—	1,325	—	1,325
Accrued interest receivable	7,255	—	7,255	—	7,255

Financial Liabilities:
Deposits	$2,596,328	$—	$2,595,713	$—	$2,595,713
Repurchase agreements	370	—	370	—	370
Other short-term borrowings	100,531	—	100,531	—	100,531
Junior subordinated debt	28,334	—	—	24,479	24,479
Accrued interest payable	799	—	799	—	799

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, up to $65.1 million as of December 31, 2023. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.

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

Management believes that as of December 31, 2023, the Company and Bank met all capital adequacy requirements to which they are subject. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

					To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Required for Capital Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1
Company	$298,885	11.70%	$178,891	>7.00%	N/A	N/A
Bank	322,168	12.61	178,826	>7.00	$166,053	>6.50%

Tier 1 Capital
Company	327,320	12.81	217,225	>8.50	N/A	N/A
Bank	322,168	12.61	217,146	>8.50	204,372	>8.00

Total Capital
Company	353,180	13.82	268,337	>10.50	N/A	N/A
Bank	348,028	13.62	268,239	>10.50	255,465	>10.00

Leverage Capital
Company	327,320	10.61	123,359	>4.00	N/A	N/A
Bank	322,168	10.46	123,238	>4.00	154,048	>5.00

December 31, 2022
Common Equity Tier 1
Company	$287,735	11.70%	$172,098	>7.00%	N/A	N/A
Bank	308,690	12.57	171,962	>7.00	$159,679	>6.50%

Tier 1 Capital
Company	316,069	12.86	208,977	>8.50	N/A	N/A
Bank	308,690	12.57	208,811	>8.50	196,528	>8.00

Total Capital
Company	336,001	13.67	258,147	>10.50	N/A	N/A
Bank	328,622	13.38	257,942	>10.50	245,660	>10.00

Leverage Capital
Company	316,069	10.36	122,086	>4.00	N/A	N/A
Bank	308,690	10.12	121,990	>4.00	152,488	>5.00

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

Segment information as of and for the years ended December 31, 2023, 2022, and 2021, is shown in the following table (dollars in thousands):

	2023
	Community Banking	Wealth Management	Total
Interest income	$120,229	$—	$120,229
Interest expense	35,647	—	35,647
Noninterest income	11,585	6,751	18,336
Noninterest expense	65,008	3,042	68,050
Income before income taxes	30,664	3,709	34,373
Net income	23,229	2,930	26,159
Depreciation and amortization	3,157	5	3,162
Total assets	3,090,502	215	3,090,717
Goodwill	85,048	—	85,048
Capital expenditures	1,538	—	1,538

	2022
	Community Banking	Wealth Management	Total
Interest income	$96,004	$—	$96,004
Interest expense	5,766	—	5,766
Noninterest income	12,286	6,521	18,807
Noninterest expense	61,173	2,913	64,086
Income before income taxes	39,754	3,608	43,362
Net income	31,578	2,850	34,428
Depreciation and amortization	3,496	10	3,506
Total assets	3,065,611	291	3,065,902
Goodwill	85,048	—	85,048
Capital expenditures	1,196	—	1,196

	2021
	Community Banking	Wealth Management	Total
Interest income	$95,796	$—	$95,796
Interest expense	5,405	—	5,405
Noninterest income	15,012	6,019	21,031
Noninterest expense	56,251	2,757	59,008
Income before income taxes	51,977	3,262	55,239
Net income	40,949	2,577	43,526
Depreciation and amortization	3,697	10	3,707
Total assets	3,334,347	250	3,334,597
Goodwill	85,018	—	85,018
Capital expenditures	1,000	—	1,000

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Parent Company Condensed Balance Sheets	2023	2022
Cash	$4,343	$3,906
Securities available for sale, at fair value	1,506	1,639
Investment in subsidiaries	366,032	342,013
Due from subsidiaries	264	152
Other assets	—	2,222
Total Assets	$372,145	$349,932

Junior subordinated debt	$28,435	$28,334
Other liabilities	542	424
Shareholders' equity	343,168	321,174
Total Liabilities and Shareholders' Equity	$372,145	$349,932

	Year Ended December 31,
Parent Company Condensed Statements of Income	2023	2022	2021
Dividends from subsidiary	$16,000	$16,000	$16,000
Other income	198	146	411
Expenses	5,627	2,994	3,057
Income tax benefit	(832)	(598)	(556)
Income before equity in undistributed earnings of subsidiary	11,403	13,750	13,910
Equity in undistributed earnings of subsidiary	14,756	20,678	29,616
Net Income	$26,159	$34,428	$43,526

	Year Ended December 31,
Parent Company Condensed Statements of Cash Flows	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$26,159	$34,428	$43,526
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings) of subsidiary	(14,756)	(20,678)	(29,616)
Net amortization of securities	—	—	10
Net change in other assets	2,545	(876)	27
Net change in other liabilities	219	109	102
Net cash provided by operating activities	14,167	12,983	14,049
Cash Flows from Investing Activities:
Sales, calls and maturities of equity securities	—	—	6,800
Net cash provided by investing activities	—	—	6,800
Cash Flows from Financing Activities:
Common stock dividends paid	(12,755)	(12,144)	(11,827)
Repurchase of common stock	(1,044)	(7,505)	(8,810)
Proceeds from exercise of stock options	69	12	89
Net change in subordinated debt	—	—	(7,500)
Net cash used in financing activities	(13,730)	(19,637)	(28,048)
Net increase (decrease) in cash and cash equivalents	437	(6,654)	(7,199)
Cash and cash equivalents at beginning of period	3,906	10,560	17,759
Cash and cash equivalents at end of period	$4,343	$3,906	$10,560

Note 23 – Supplemental Cash Flow Information

(dollars in thousands)	As of or for the Year Ended December 31,
	2023	2022	2021
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$31,500	$32,207	$23,095
Interest-bearing deposits in other banks	35,219	41,133	483,723
	$66,719	$73,340	$506,818

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$34,029	$5,308	$5,791
Income taxes	8,228	8,472	3,102
Noncash investing and financing activities:
Unsettled securities transactions	20,369	—	—
Transfer of loans to repossessions	—	53	—
Transfer from premises and equipment to other assets held for sale	449	—	1,316
Increase (decrease) in operating lease right-of-use asset	2,425	240	(21)
Increase (decrease) in operating lease liabilities	2,425	240	(21)
Unrealized gains (losses) on securities available for sale	14,709	(68,877)	(12,271)
Unrealized gains on cash flow hedges	—	4,125	2,068
Change in unfunded pension liability	(112)	1082	590

Note 24 – Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (dollars in thousands):

		Unrealized	Adjustments	Accumulated
	Net Unrealized	Gains (Losses)	Related to	Other
	Gains/Losses	on Cash Flow	Pension	Comprehensive
	on Securities	Hedges	Benefits	Loss
Balance at Balance at December 31, 2020	$7,920	$(3,846)	$(1,637)	$2,437
Net unrealized losses on securities available for sale, net of tax, $(2,643)	(9,593)	—	—	(9,593)
Reclassification adjustment for realized losses on securities, net of tax, $(7)	(28)	—	—	(28)
Net unrealized gains on cash flow hedges, net of tax, $434	—	1,634	—	1,634
Change in unfunded pension liability, net of tax, $115	—	—	475	475
Balance at December 31, 2021	(1,701)	(2,212)	(1,162)	(5,075)
Net unrealized losses on securities available for sale, net of tax, $(14,868)	(54,009)	—	—	(54,009)
Net unrealized gains on cash flow hedges, net of tax, $866	—	3,259	—	3,259
Change in unfunded pension liability, net of tax, $233	—	—	849	849
Balance at December 31, 2022	(55,710)	1,047	(313)	(54,976)
Net unrealized gains on securities available for sale, net of tax, $3,168	11,541	—	—	11,541
Reclassification adjustment for realized losses on securities, net of tax, $14	54	—	—	54
Net unrealized losses on cash flow hedges, net of tax, $387	—	408	—	408
Change in unfunded pension liability, net of tax, $(21)	—	—	(91)	(91)
Balance at December 31, 2023	$(44,115)	$1,455	$(404)	$(43,064)

The following table provides information regarding reclassifications out of accumulated other comprehensive loss (dollars in thousands):

Reclassifications Out of Accumulated Other Comprehensive Loss

For the Three Years Ended  December 31, 2023

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Year Ended December 31,
	2023	2022	2021
Available for sale securities:
Realized (losses) gains on sale of securities	$(68)	$—	$35	Securities (losses)gains, net
Tax effect	14	—	(7)	Income taxes
	$(54)	$—	$28	Net of tax

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2023, as stated in their report included in Item 8 of this Form 10-K. Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2023.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President,
Chief Operating Officer and Chief Financial Officer

March 15, 2024

ITEM 9B – OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangements.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report and is incorporated herein by reference.

Item 11 - Executive Compensation

Information as to Item 11 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report and is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

Information as to Item 14 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm (PCAOB ID 613). See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated October 1, 2018, between American National Bankshares Inc. and HomeTown Bankshares Corporation	Exhibit 2.1 on Form 8-K filed October 5, 2018

2.2	Agreement and Plan of Merger by and between Atlantic Union Bankshares Corporation and American National Bankshares Inc. dated July 24, 2023	Exhibit 2.1 on Form 8-K filed July 25, 2023

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 8-K filed May 19, 2023

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed May 19, 2023

4.1	Description of American National Bankshares Inc.'s Securities	Filed herewith

10.1	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley	Exhibit 10.1 on Form 8-K filed March 7, 2022

10.2	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey W. Farrar	Exhibit 10.2 on Form 8-K filed March 7, 2022

10.3	Amended and Restated Employment Agreement, dated March 1, 2022, by and among American National Bankshares Inc., American National Bank and Trust Company, and Edward C. Martin	Exhibit 10.3 on Form 8-K filed March 7, 2022

10.4	Employment Agreement between American National Bank and Trust Company and John H. Settle, Jr. dated February 8, 2017	Exhibit 10.8 on Form 10-K filed March 8, 2019

10.5	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Rhonda P. Joyce	Exhibit 10.5 on Form 10-K filed March 14, 2022

10.6	Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Alexander Jung	Exhibit 10.6 on Form 10-K filed March 14, 2022

10.7	Amended and Restated Employment Agreement, dated January 1, 2022, by and between American National Bank and Trust Company and Charles T. Canaday, Jr.	Exhibit 10.7 on Form 10-K filed March 14, 2022

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on April 22, 2008, filed on March 14, 2008

10.9	American National Bankshares Inc. 2018 Equity Compensation Plan	Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2018, filed on April 12, 2018

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	HomeTown Bank 2005 Stock Option Plan	Exhibit 4.0 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed April 1, 2019

10.11	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.12	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2017	Exhibit 10.12 on Form 10-K filed March 14, 2022

10.13	162(m) Amendment to the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, as restated effective January 1, 2018	Exhibit 10.13 on Form 10-K filed March 14, 2022

10.14	Adoption Agreement for the Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank and Trust Company, effective January 1, 2020	Exhibit 10.14 on Form 10-K filed March 14, 2022

10.15	Form of Amendment to Employment Agreement for certain executive officers	Exhibit 10.1 on Form 10-K filed December 22, 2023

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

97	Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

ITEM 16 – FORM 10-K SUMMARY

The registrant has not selected the option to provide the summary of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2024		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

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