Form 10-K/A
period 2023-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2024-03-29
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's common stock outstanding on March 26, 2024 was 10,419,679.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American National Bankshares Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (together with the Form 10-K/A, the "Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New certifications of the Company's principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including a new certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company's filings with the SEC subsequent to the Form 10-K.

_______________________________

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following is biographical information with respect to the members of the Company's Board of Directors (the "Board"), including their principal occupations and qualifications to serve as directors.

Name	Principal Occupation	Age	Director Since

Rickey J. Barker	President, Supply Resources, Inc. (tailor-made packaging provider), Danville, VA since 2007. Mr. Barker brings extensive experience from multiple industries. His entrepreneurial, construction, finance and real estate knowledge, as well as leadership and strategic planning skills, are expected to enhance the quality of the Board. He has been instrumental in economic development within the Danville, Virginia region. He also served on the Company's Virginia State Banking Board.	63	2023

Adrian T. Smith	President and Chief Executive Officer, Ice Management, Inc. (McDonald's franchises), Greensboro, NC since 2004. Mr. Smith brings a diverse perspective combining extensive operational and financial knowledge as well as strategic planning expertise from his experience as owner of a large restaurant organization. He also served on the Company's North Carolina State Banking Board.	51	2023

Dan M. Pleasant
Senior Consultant, The Dewberry Companies, Inc. (engineering, architectural and consulting), Fairfax, VA from April 2022 until April 2023. Managing Member of DMP Consulting PLLC (consulting to the engineering and architecture industry) beginning May 2023. Retired Chief Operating Officer, The Dewberry Companies, Inc. from April 2010 to March 2022.

Mr. Pleasant brings significant experience as a professional engineer working in the Company's market areas in Virginia and North Carolina. In addition, until his retirement in 2022, he was the Chief Operating Officer of a large national architectural, engineering and consulting firm, leading the firm's merger and acquisition program. He is the immediate Past Chair of the Board of the Virginia Economic Development Partnership and served as director of the Virginia Chamber of Commerce.
		73	2011

J. Nathan Duggins III	Managing Partner of Tuggle Duggins (law firm), Greensboro, NC since 2015. Mr. Duggins brings an expert legal perspective as well as extensive experience in both real estate and privately-owned businesses. He has helped a large variety of clients with legal needs across a wide range of industries during his career as a practicing attorney in North Carolina since 1995. He served on the Company's North Carolina State Banking Board and has been active in numerous community organizations in Greensboro and beyond, including the Guilford Education Alliance and the Guilford Merchants Association.	54	2022

William J. Farrell II	President of Berglund Automotive Group, Roanoke, VA since 2006. Mr. Farrell is a veteran of the automotive industry and brings a keen business acumen. He is a former director of HomeTown Bank and HomeTown Bankshares Corporation (together, "HomeTown") (acquired by the Company in 2019) and subsequently served on the Company's Virginia State Banking Board. He is very involved in the Roanoke community, serving on the boards of the Virginia Western Educational Foundation, Visit Virginia's Blue Ridge and the Virginia Automobile Dealers Association.	57	2022

Tammy Moss Finley
Executive Vice President, General Counsel and Corporate Secretary, Advance Auto Parts, Inc. (automotive aftermarket parts provider), Roanoke, VA since 2016. Executive Vice President, Human Resources, General Counsel and Corporate Secretary, Advance Auto Parts, Inc. from 2015 to 2016. Senior Vice President, Human Resources, Advance Auto Parts, Inc. from 2013 to 2015. Vice President, Employment Counsel and Government Affairs, Advance Auto Parts, Inc. from 2010 to 2013.

Ms. Finley brings significant legal, human resources, retail, risk management, and public company corporate governance expertise from her multiple leadership roles at Advance Auto Parts, as well as merger and acquisition experience. In addition, her close ties to the communities American National Bank & Trust Company (the "Bank") serves benefit the entire organization.
		57	2017

Joel R. Shepherd
President, Virginia Home Furnishings, Inc. (furniture retailer) and 220 Self Storage, Inc. (self-storage provider), Rocky Mount, VA.

A former Chair of Franklin Community Bank, N.A. and MainStreet BankShares, Inc. (acquired by the Company in 2015), Mr. Shepherd brings substantial entrepreneurial, construction, finance and management skills gained through his various enterprises. He also brings banking and investment experience. He was Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union Corporation, now part of Wells Fargo & Company) from 1986 to 1993. He serves as a financial expert on the Company's Audit Committee.
		60	2015

Michael P. Haley
Retired Adviser, Fenway Partners, LLC (private equity investments), New York, NY. Retired Managing Director, Fenway Resources since 2015. Adviser to Fenway Partners, LLC from 2006 and Managing Director of its affiliate, Fenway Resources, from 2008, respectively, to 2015.

Mr. Michael Haley brings high level financial expertise as a former Chief Executive Officer of a publicly traded manufacturing company and as a former adviser to a private equity firm. He also brings experience in operations and risk management and public company corporate governance. His background helps him fill the role of financial expert on the Company's Audit Committee as well as to serve as Lead Independent Director.
		73	2002

F. D. Hornaday, III	President and Chief Executive Officer, Knit Wear Fabrics, Inc. (circular knit manufacturer), Burlington, NC. A former director and Vice Chair of MidCarolina Bank and MidCarolina Financial Corporation (together, "MidCarolina") (acquired by the Company in 2011), Mr. Hornaday brings his multifaceted experience as President of a textile company, adding to the Board's understanding of the challenges and opportunities facing manufacturing. In addition, his board service in the health industry and his former board service in the trust industry bring value to the Board.	74	2011

Nancy Howell Agee	President and Chief Executive Officer, Carilion Clinic (health care organization), Roanoke, VA. A former director of HomeTown, Ms. Agee brings to the Board her leadership abilities, many years of service in the Bank's Roanoke market area and significant knowledge and experience in finance and management as President and Chief Executive Officer of a large healthcare organization. She currently serves as director of two publicly traded companies and was formerly Chair of the American Hospital Association.	71	2019

Jeffrey V. Haley
Chairman of the Company and the Bank since 2023. President and Chief Executive Officer of the Company and the Bank since 2013. President of the Company and President and Chief Executive Officer of the Bank from 2012 to 2013. Executive Vice President of the Company and President of the Bank from 2010 to 2012. President of Trust and Financial Services and Executive Vice President of the Bank from 2008 to 2010.

Mr. Jeffrey Haley brings expertise based on more than 21 years in community banking and 17 years in the retail industry. His varied operational and management responsibilities during his banking tenure enable him to contribute a uniquely relevant perspective to the Board's deliberations.
		63	2012

John H. Love	President, Motor Carrier Insurance Educational Foundation, Fort Myers, FL since 2022. Co-founder and President, W.E. Love & Associates (insurance brokerage), Burlington, NC from 1993 to 2022. A former director of MidCarolina, Mr. Love brings an expert perspective on risk management, mitigation and governmental regulation based on his experience as President of a large commercial insurance brokerage firm.	64	2011

Ronda M. Penn	Chief Financial Officer, Plexus Capital, LLC (small business investments), Raleigh, NC since 2012. Partner, Dixon Hughes Goodman LLP (public accounting), Greensboro, NC from 2006 to 2012. Ms. Penn brings significant financial, accounting, internal control, investment and management expertise as a Chief Financial Officer, Certified Public Accountant and former partner with a national accounting firm. Her background helps her fill the role of financial expert on the Company's Audit Committee as well as chair of that Committee.	61	2015

Board Members Serving on Other Publicly Traded Company Boards of Directors

Ms. Agee has been a director of RGC Resources, Inc. since 2005 and Healthcare Realty Trust Incorporated since 2016.

Executive Officers

Information on the Company's executive officers as of December 31, 2023 is disclosed in Part I, Item 1, of this Form 10-K/A.

Audit Committee

The Audit Committee currently consists of Ms. Penn and Finley and Messrs. Michael Haley, Farrell, and Shepherd. Ms. Penn serves as the Chair. The committee reviews significant audit, accounting and financial reporting principles, policies and practices; is directly responsible for engaging and monitoring the independent registered public accounting firm of the Company; and provides oversight of the financial reporting and internal auditing functions. All of the members of this committee are considered independent within the meaning of the SEC regulations, the listing standards of the Nasdaq Stock Market, LLC ("Nasdaq") and the Company's Corporate Governance Guidelines. Ms. Penn and Messrs. Michael Haley and Shepherd, members of the committee, are qualified as audit committee financial experts within the meaning of the SEC regulations, and the Board has determined that each has accounting and related financial management expertise within the meaning of the listing standards of Nasdaq.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and any persons who beneficially own more than 10% of its common stock, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the year ended December 31, 2023, the Company believes that all directors, executive officers and beneficial owners of more than 10% of its common stock timely complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2023.

Code of Conduct

The Board of Directors has adopted a Code of Conduct, which applies to all directors and employees of the Company and the Bank. A portion of the Code of Conduct has special provisions for senior financial officers of the Company and the Bank, which apply to the Company's Principal Executive Officer and Principal Financial Officer, as well as the Bank's Chief Accounting Officer or person performing similar functions for the Company and/or the Bank. The Code of Conduct for senior financial officers meets the requirements of a "code of ethics" as defined by Item 406 of the SEC's Regulation S-K. The Code of Conduct is available on the Company's website, www.amnb.com. Select the "Investors" icon, and then select "Governance Documents." The Code of Conduct is reviewed and reaffirmed on an annual basis by the Board, executive officers, and all other employees.

ITEM 11 – EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Human Resources and Compensation Committee of the Board of Directors has reviewed and discussed with the Board and management the Company's Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted,

Dan M. Pleasant, Chair William J. Farrell II Tammy Moss Finley John H. Love Adrian T. Smith

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Company's executive compensation programs are designed to attract, retain, pay for performance, and motivate the leadership team, even during times of uncertainty, and include a mix of fixed and variable compensation with both short- and long-term incentives used to drive sustained growth and profitability of the Company. The Company's compensation programs, levels, practices, and policies are consistent with the Company's values, culture, and mission. This section provides an overview and explanation of the material information relevant to understanding the objectives, policies, and philosophy underlying the Company's executive compensation programs, focusing on the named executive officers.

The Human Resources and Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing and approving the compensation of the executive officers of the Company, except for the compensation of the Chief Executive Officer, which is approved by the independent members of the Board of Directors. The Committee considers a variety of factors and criteria in arriving at its decisions and recommendations for compensation. The Committee's objective is to attract and retain a superb leadership team with market-competitive compensation and to align the team members' interests with those of the Company, its customers and its shareholders. Accordingly, a significant portion of the Company's executive officers' compensation is directly and materially linked to operating performance. Cash incentive payments and restricted stock awards are heavily dependent on meeting or exceeding Company financial performance goals as well as objective and subjective criteria related to the executive officer's area of responsibility.

Each director who served on the Committee during 2023 qualifies as a "non-employee director" as such term is defined in Rule 16b-3 promulgated under the Exchange Act and is an "independent director" as such term is defined in Nasdaq Marketplace Rule 5605(a)(2).

The Committee considers the results of the shareholder advisory say-on-pay vote in its deliberations regarding compensation of the named executive officers. At the Company's 2023 Annual Meeting, 85.96% of shareholders who voted at the meeting voted for the approval of the compensation levels and programs provided to the named executive officers. While the shareholder vote reflected support for the Company's executive compensation, the Committee, the Board of Directors and executive management have evaluated the compensation programs each year to ensure they continue to align the interests of the executives with those of the Company's shareholders and continue to strengthen the linkage of pay to performance.

Named Executive Officers

This Compensation Discussion and Analysis section describes the Company's 2023 executive compensation programs and decisions with respect to the Company's executive officers and, in particular, each executive officer named in the Summary Compensation Table (the "named executive officers" or "NEOs"). In 2023, our named executive officers were:

Named Executive Officers	Principal Position During 2023	Years of Service

Jeffrey V. Haley	President and Chief Executive Officer of the Company and the Bank	27

Jeffrey W. Farrar	Senior Executive Vice President and Chief Operating and Chief Financial Officer of the Company and the Bank	5

Edward C. Martin	Senior Executive Vice President and Chief Administrative Officer of the Company and the Bank and President of Virginia Banking	8

Rhonda P. Joyce	Executive Vice President and Co-Head of Banking – Commercial of the Bank	13

Alexander Jung	Executive Vice President and Co-Head of Banking – Consumer and Financial Services of the Bank	2

Role of Compensation Consultant

The Committee retained the services of Pearl Meyer & Partners, LLC ("PM&P"), an independent executive compensation consulting firm, during 2021 to provide consulting services in connection with conducting a competitive compensation review with respect to the organization's executive management team, a larger group than the named executive officers. Management was not involved in the decision to use an outside consultant or the selection of PM&P in 2021. The Committee determined not to retain the services of an executive compensation consulting firm in 2023.

The 2021 compensation review encompassed (i) the development of a custom peer group consisting of community banks of comparable size in Virginia and contiguous states, publicly traded, with assets between $2.2 billion and $6.1 billion; (ii) an assessment of the Company's executive compensation as compared to market (similar executives in the peer group); (iii) a high level assessment of the Company's performance relative to peers; and (iv) establishing a basis for discussing potential pay or other compensation changes in future periods.

The 2021 custom peer group of comparable community banks consisted of the following institutions:

Institution Name	Ticker	State
Stock Yards Bancorp, Inc.	SYBT	KY
City Holding Co.	CHCO	WV
Community Trust Bancorp, Inc.	CTBI	KY
CNB Financial Corp.	CCNE	PA
Peoples Bancorp Inc.	PEBO	OH
SmartFinancial Inc.	SMBK	TN
HomeTrust Bancshares Inc.	HTBI	NC
Mid Penn Bancorp Inc.	MPB	PA
Primis Financial Corp.	FRST	VA
Summit Financial Group Inc.	SMMF	WV
Capstar Financial Holdings Inc.	CSTR	TN
First Community Bancshares, Inc.	FCBC	VA
Orrstown Financial Services	ORRF	PA
Southern First Bancshares, Inc.	SFST	SC
MetroCity Bankshares Inc.	MCBS	GA
Codorus Valley Bancorp Inc.	CVLY	PA
The Community Financial Corporation	TCFC	MD
C&F Financial Corporation	CFFI	VA

The PM&P review in 2021 determined that overall base salaries provided to executive management approximated 98% of the market median and were competitive with the market. The review further determined that total direct compensation (total cash plus equity awards) approximated 84% of the market median and were again competitive with the market within a tolerance. The Board of Directors, the Committee, and the Chief Executive Officer considered this information as part of their decision-making process on current executive compensation levels.

During 2021, PM&P reported directly to the Committee and did not provide any other services to the Company. In 2019, the Corporate Governance and Nominating Committee also engaged PM&P to provide a peer comparison of director compensation. In 2021, the Committee analyzed whether the work of PM&P raised any conflicts of interest, taking into consideration the following factors, among others: (i) the provision of other services to the Company by PM&P; (ii) the amount of fees from the Company paid to PM&P as a percentage of PM&P's total revenues; (iii) PM&P's policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of PM&P or the individual compensation advisors employed by PM&P with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Committee; and (vi) any stock of the Company owned by PM&P or the individual compensation advisors employed by PM&P. The Committee determined, based on its analysis of the above factors, among others, that the work of PM&P and the individual compensation advisors employed by PM&P as compensation consultants or advisors to the Company did not create any conflicts of interest.

Salary

The base salary of each named executive officer is designed to be competitive with that of the Company's peer banks and bank holding companies. In establishing the base salaries for the named executive officers in 2023, the Committee and Board relied upon an evaluation of each officer's level of responsibility and performance. In establishing the base salary for the executive officers other than the Chief Executive Officer, the Committee also received and took into account the individual compensation recommendations of the Chief Executive Officer. In executive session, the independent directors collectively evaluated the performance of the Chief Executive Officer and considered whether his performance benefited the Company's shareholders. The Chair of the Committee met with the Chief Executive Officer to review the results of the evaluation after the Committee's discussion. The 2023 salary of the Chief Executive Officer was ultimately reviewed, discussed, and approved by the independent members of the Board of Directors in executive session, upon recommendation of the Committee.

Performance Compensation and Bonus Program

Pursuant to the terms of the incentive program established for the Company's named executive officers, the officers had the opportunity to earn incentive payments for 2023 performance, with the targeted payout for the Chief Executive Officer initially set at amount equal to 60% of his base salary, and the targeted payout for each of the other named executive officers initially set at an amount equal to 50% of their respective base salaries. For 2023, for the Chief Executive Officer and each of the other named executive officers targeted incentive payment was based primarily on the achievement of a singular corporate goal of core earnings per share ("Core EPS"), defined as net income per diluted share, per generally accepted accounting principles, less the impact of fair value and merger related adjustments. The achievement of certain individual non-financial operational goals was also considered. Incentive payments are normally made in a combination of cash and restricted stock grants, with the percentage mix established by the Committee in its sole discretion. The participants have the option of taking a larger percentage of the bonus payment in restricted stock and less in cash.

During mid - 2023, given the economic headwinds associated with rapidly increasing interest rates, inflation and the pending merger with Atlantic Union, the Committee elected to reset both the financial targets and payout ratios for then named executive officers based on a revised forecast for the remainder of the year. The targeted payout for the Chief Executive Officer was reduced to an amount equal to 30% of his base salary, and the targeted payout for each of the other named executive officers initially was reduced to an amount equal to 22.5% of their respective base salaries.

The financial target and thresholds to activate incentive compensation payments for 2023 performance are outlined below:

Corporate Performance Measure	Weighting	Threshold	Target	Maximum
Core EPS – Original Target	100%	$3.37	$3.50	$3.63

Core EPS – Revised Target	100%	$2.63	$2.74	$2.83

The actual calculated Core EPS for 2023 was $2.70 per share. The Committee elected to pay at the maximum threshold for 2023 in recognition of the team's efforts including the pending merger with Atlantic Union.

For the Chief Executive Officer, the revised targeted Core EPS of $2.74 would have resulted in eligibility for a $162,000 incentive compensation payment, in a combination of cash and restricted stock grants. The minimum threshold to receive an incentive payment (Core EPS of $2.63) would have resulted in a $80,871 payment eligibility, and the maximum threshold (Core EPS of $2.83) would have resulted in a $243,000 payment eligibility. As discussed above, the payout was approved at the maximum threshold, resulting in a total incentive payment to the Chief Executive Officer of 40.5% of his base salary, or $243,000, paid in cash.

For each of the named executive officers other than the Chief Executive Officer, the revised targeted Core EPS of $2.74 would have resulted in a target incentive payment equal to 22.5% of the respective base salaries for Messrs. Farrar, Martin Jung, and Ms. Joyce. The target payment would have decreased or increased proportionately if Core EPS was either less than the target to a minimum Core EPS of $2.63 or more than the target to a maximum of Core EPS of $2.83. The revised maximum incentive payment eligibility, in combination of cash and restricted stock grants, for 2023 was 33.75% of base salary for Messrs. Farrar, Martin, Jung, and Ms. Joyce.

As discussed above, the Committee approved a payout at the maximum threshold for incentive payment eligibility under the program. Accordingly, Messrs. Farrar, Martin, Jung, and Ms. Joyce received cash payments of $128,996, $118,058, $104,288, and $115,172, respectively in cash payments.

Beginning in 2015, certain named executive officers became eligible to participate in a voluntary, nonqualified deferred compensation plan pursuant to which the officers may defer any portion of their annual cash incentive payments. The only eligible executive officer for 2023 was Mr. Jeffrey Haley. In addition, the Company may make discretionary cash bonus contributions to the deferred compensation plan. Such contributions, if any, are made on an annual basis after the Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The goal of the Committee is to award such discretionary bonus payments commensurate with the officer's performance during such year.

In the opinion of the Committee and the Board of Directors, the Company's compensation practices do not encourage excessive or inappropriate risk taking and are not reasonably likely to have a material adverse effect on the Company, but rather will have a positive effect on the Company.

Equity Compensation Plan

The Company maintains the American National Bankshares Inc. 2018 Equity Compensation Plan ("2018 Plan"), which was designed to attract and retain qualified key personnel, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of goals. The 2018 Plan was adopted by the Board of Directors of the Company on February 20, 2018, approved by the shareholders on May 15, 2018 at the Company's 2018 Annual Meeting and expires on February 19, 2028. The 2018 Plan provides for the granting of restricted stock awards, incentive and non-statutory stock options, restricted stock units and other stock-based awards to employees and directors, at the discretion of the Board or a Board designated committee. The 2018 Plan prohibits the payment of dividends or similar distributions on awards, whether subject to time-based or performance-based vesting, unless and until the vesting requirements have been met, and prohibits share recycling. The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock and replaced the Company's 2008 Stock Incentive Plan ("2008 Plan") that expired February 18, 2018. As of December 31, 2023, of the 675,000 shares authorized, 477,691 shares were available for granting purposes under the 2018 Plan.

The 2018 Plan is administered by the Committee. Under the 2018 Plan, the Committee determines which employees will be granted restricted stock awards, other stock-based awards and options, whether such options will be incentive or non-statutory options, the number of shares subject to each option, whether such options will be exercised by delivering other shares of common stock, and when such options become vested and exercisable. In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted. Restricted stock is granted under terms and conditions established by the Committee.

Stock options become vested and exercisable in the manner specified by the Committee. Each stock option or portion thereof is exercisable at any time on or after it vests and is exercisable until ten years after its date of grant. No stock options can be backdated or repriced. As of December 31, 2023, there were no options outstanding or awarded under the 2018 Plan.

The Company from time-to-time grants shares of restricted stock under the 2018 Plan to key employees and non-employee directors. The Company believes the awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock. The value of the stock awarded is based on the fair market value of the Company's common stock at the time of the grant, which is the closing price of the stock on the Nasdaq Global Select Market on the grant date. The Company recognizes expense, equal to the total value of such awards, proportionately over the vesting period of the stock grants.

The time-based grants of restricted stock do not have performance conditions that must be satisfied in order for the shares to be earned and vest at 36 months after the award date, contingent on continuous service though the applicable vesting date. On January 17, 2023, the Company awarded an aggregate of 32,554 shares of restricted stock to the named executive officers and 19 other key employees of the Bank.

Unvested restricted stock for the year ended December 31, 2023 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Unvested at January 1, 2023	71,707	$33.36
Granted	32,554	$35.78
Vested	(19,805)	$33.73
Forfeited	(1,878)	$34.16
Unvested at December 31, 2023	82,578	$33.39

As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock granted under the 2008 Plan and the 2018 Plan amounted to $1.2 million. This cost is expected to be recognized over the next 12 to 36 months.

Retirement Plan

Through December 31, 2009, the Company's retirement plan was a non-contributory defined benefit pension plan that covered all full-time employees of the Company who were 21 years of age or older and who had at least one year of service. Advanced funding of the plan was accomplished by using the actuarial cost method known as the "collective aggregate cost method."

The plan was closed to new participants at December 31, 2009. On that date, the Company converted the plan to a cash balance plan. Participant balances at that date reflected the net present value of the plan's then existing obligation to the participants. Beginning January 1, 2010, participants earn income each year based on the ten-year U.S. Treasury note yield established at December 31 of the prior year, subject to certain adjustments. The Plan notified participants of the intent to apply for Internal Revenue Service approval to terminate the Pension Plan. Final determination can take 12-24 months for the projected benefit payments. Total projected payments of $3.5 million are estimated to be disbursed in 2024.

401(k) Employee Savings Plan

The Company sponsors a 401(k) Employee Savings Plan in which all full-time employees (age 21 and older) are eligible to participate. The Company matches 100% of employee contributions on the first 3% of earned compensation and 50% of employee contributions of the second 3% of earned compensation. Perquisites received by executive officers are not included as earned compensation under this plan. The Company's contributions are not subject to a vesting schedule.

Perquisites

Due to the geographic size of the Company's market area, in 2023 the Company provided the Chief Executive Officer with an automobile and reimbursed him for the cost of fuel and maintenance for the vehicle other than the estimated amount of personal use of the vehicle. In 2024, such arrangement will continue. There is no tax gross-up provided by the Company for any employee perquisites.

Other Benefit Plans

Executive officers participate in the Company's benefit plans on the same terms as other employees. These plans include medical, dental, life, and disability insurance. The Company provides life insurance coverage equal to four times the employee's salary for all eligible employees. Coverage in excess of $50,000 is subject to taxation paid by the employee based on Internal Revenue Service guidelines.

Executive Employment Agreements and Change in Control Arrangements

The Company recognizes that, as a publicly held financial services company, it is imperative that it maintain stability and continuity in its executive management positions. The Company also understands that the possibility of a change in control of the Company exists. In order to protect the interests of the shareholders and the Company, to promote continuity in the event of a change in control and to minimize uncertainty among executive management, the Company and its executive officers have entered into employment agreements that contain severance arrangements in connection with a change in control of the Company. All named executive officers currently have operative employment agreements, a summary of which is provided below.

On March 1, 2022, the Company and the Bank entered into separate amended and restated employment agreements, effective as of January 1, 2022, with each of Messrs. Jeffrey Haley, Farrar, and Martin that superseded and replaced their prior employment agreements that were in place until January 1, 2022. On January 1, 2022, the Bank and Ms. Joyce entered into an amended and restated employment agreement, effective as of January 1, 2022, that superseded and replaced her prior employment agreement that was in place until January 1, 2022. On March 1, 2022, the Bank also entered into an employment agreement with Mr. Jung, effective as of January 1, 2022.

Mr. Jeffrey Haley's agreement has an initial term of three years from its effective date, January 1, 2022, and expires on December 31, 2024, provided that on and after January 1, 2023, the term of the agreement will be automatically extended on a daily basis by one day so that there will always be at least two years remaining in the term of the agreement upon such extension. Each agreement for Messrs. Farrar, Martin, and Jung, and Ms. Joyce has an initial term of two years from its effective date, January 1, 2022, and expires on December 31, 2023, provided that on and after January 1, 2023, the term of the agreement will be automatically extended on a daily basis by one day so that there will always be at least one year remaining in the term of the agreement upon such extension. The Company may give each of the officers notice of nonrenewal of their respective agreements at any time on or after January 1, 2023, and Mr. Jeffrey Haley's agreement will terminate two years after the date of such notice and Messrs. Farrar, Martin, and Jung, and Ms. Joyce's agreements will terminate one year after the date of such notice. Each of the agreements automatically terminate on the first day of the month immediately following the month in which the officer turns 67.

The agreements provide that Messrs. Jeffrey Haley, Farrar, Martin, and Jung, and Ms. Joyce are entitled to receive annual base salaries of not less than $575,000, $364,000, $330,000, $300,000, and $325,000, respectively, which will be reviewed annually by the Committee or the Board of Directors. In addition, each officer is entitled to cash bonuses and equity-based awards in such amounts as may be determined by the Committee or Board of Directors in accordance with the terms and conditions of the applicable short-term and long-term cash and equity incentive plans of the Company. Any incentive-based compensation or award that an officer receives is subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as the Company determines. Each officer is expected to maintain a level of share ownership of the Company's common stock in accordance with guidelines established by the Company.

Pursuant to the agreement for each officer, if the Company terminates the officer's employment without "Cause" or if the officer terminates his or her employment for "Good Reason" (each as defined in the agreement), the Company will pay the officer any accrued but unpaid salary, bonus and benefits to which the officer is entitled as of the date of termination. In addition, subject to the officer's execution and non-revocation of a general release of claims, the Company will make a lump sum payment to the officer in an amount equal to the product of (x) the officer's "Total Annual Compensation" divided by 12 times (y) the number of months remaining between the date of termination and the last day of the then-current term of the agreement, including pro-rated credit for any partial month. As defined in the agreement for each officer, "Total Annual Compensation" means the sum of: (1) the officer's base salary in effect on the date of termination; (2) the greater of the officer's maximum annual bonus opportunity for the year in which the officer's employment terminates and the annual bonus earned for the most recently completed calendar year; (3) the grant date value of any equity awards granted to the officer over the 12 months immediately prior to the date of termination (the "prior 12 months"); (4) any tax-qualified or non-tax qualified plan contributions or allocations made on the officer's behalf over the prior 12 months; and (5) the value of any perquisites and other benefits, including the employer portion of benefit premiums, paid or made available to the officer or on the officer's behalf over the prior 12 months. Upon termination of employment under the above-described circumstances, Mr. Jeffrey Haley will be subject to certain non-competition and non-solicitation restrictions for 12 months, and Messrs. Farrar, Martin and Jung, and Ms. Joyce will be subject to certain non-competition restrictions for 6 months and non-solicitation restrictions for 12 months.

The agreements include a double-trigger severance structure in the event of a "Change in Control" of the Company (as defined in the agreements). If a Change in Control occurs and Mr. Jeffrey Haley's employment is terminated by him for Good Reason or by the Company on account of its failure to renew the agreement or without Cause, in each case within 24 months following the Change in Control, he will be entitled to receive, subject to his execution and non-revocation of a general release of claims, a lump sum payment equal to the sum of: (1) any earned but unpaid incentive or bonus compensation with respect to any completed calendar year; (2) a pro-rated cash bonus amount based on his prior year's cash bonus amount; (3) any other benefits or awards which, pursuant to the terms of any plans, policies or programs of the Company, have been earned or become payable but which have not been paid; and (4) an amount equal to either (A) 2.99 times Mr. Haley's Total Annual Compensation, or (B) if his employment terminates between his 65th birthday and the date he attains his U.S. Social Security Administration ("Social Security") normal retirement age, the product of (x) his Total Annual Compensation divided by 12 times (y) the number of months remaining between the date of termination and the date he attains his Social Security normal retirement age.

If a Change in Control of the Company occurs and Mr. Farrar's, Mr. Martin's, Ms. Joyce's, or Mr. Jung's employment is terminated by him or her for Good Reason or by the Company on account of its failure to renew the agreement or without Cause, in each case within 24 months following the Change in Control, the officer will be entitled to receive, subject to execution of a general release of claims, a lump sum payment equal to the sum of: (1) any earned but unpaid incentive or bonus compensation with respect to any completed calendar year; (2) a pro-rated cash bonus amount based on the officer's prior year's cash bonus amount; (3) any other benefits or awards which, pursuant to the terms of any plans, policies or programs of the Company, have been earned or become payable but which have not been paid to the officer; and (4) an amount equal to the product of (x) the officer's Total Annual Compensation divided by 12 times (y) the lesser of 24 or the number of months remaining between the date of termination and the date the officer attains his or her Social Security normal retirement age.

For the purposes of calculating each officer's Total Annual Compensation in connection with a Change in Control termination, the base salary used will be that in effect on the date of termination of employment or, if higher, immediately prior to the Change in Control, and the term "prior 12 months" will refer to such period immediately before the date of the Change in Control. Each agreement also provides that the severance payments and benefits to which the officer may be entitled in connection with a Change in Control will be reduced to the amount that does not trigger the excise tax under Section 4999 of the Internal Revenue Code of 1986. No reduction, however, will be made and the officer will be responsible for all excise and other taxes if his or her after-tax position with no cutback exceeds his or her after-tax position with a cutback by more than 5%.

On December 22, 2023, the Company and/or the Bank, as applicable. entered into amendments to the agreements with all of the named executive officers. Such amendments were made in contemplation of the Company's proposed merger with Atlantic Union. Pursuant to the amendments, the Company or the Bank, as applicable, made lump sum cash payments to each officer on or before December 31, 2023 (the "Change in Control Payments"), which payments are intended to offset any future payment to which the officer is expected to become entitled, in connection with the effectiveness of the merger with Atlantic Union. The Change in Control Payments were as follows: Mr. Haley, $2,648,351, Mr. Farrar, $702,205, Mr. Martin, $746,865, Ms. Joyce, $525,468, and Mr. Jung, $386,790. Each officer has agreed to repay the net after-tax portion of the Change in Control Payments (the "Repayment Amount") if: (i) the officer's employment is terminated by the Company or the Bank, as applicable, for "Cause" or due to resignation without "Good Reason" (as such terms are defined in the employment agreements) prior to the effectiveness of the merger; (ii) the officer does not execute, or the officer revokes, an applicable release of claims (which release shall be in a form acceptable to Atlantic Union); (iii) the merger is not completed; or (iv) the officer's employment is terminated by the Company or the Bank, as applicable, without Cause or due to resignation with Good Reason prior to the effectiveness of the merger; provided, that if the officer is required to repay due to clause (iv) and the officer executes, without revoking, an applicable release of claims, the Repayment Amount will be reduced by an amount equal to the difference, if any, between the net after-tax portion of the Change in Control Payment and the net after-tax portion of the severance benefits the officer would have received in the event of a termination of employment not involving a change in control.

Tax and Accounting Considerations

The Company's practice is to expense salary, bonus and incentive compensation, and benefit costs as they are incurred for tax and accounting purposes. Salary, bonus and incentive compensation, and some benefit payments are taxable to the recipient as ordinary income. The tax and accounting treatment of the various elements of compensation is not a major factor in the Company's decision making with respect to executive compensation. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible. The Company did not have any nondeductible compensation in 2023.

Security Ownership Guidelines and Hedging of Securities

Stock ownership guidance is in effect for executive officers of the Company. The target for the Chief Executive Officer is stock ownership equal to at least three times his current base salary, and the target for each Executive Vice President is stock ownership equal to at least two times current base salary. No formal deadline has been set for compliance with these guideline targets. However, the Committee and the Board of Directors have adopted a requirement that, except for sales for tax payments upon vesting, grants of restricted stock to an executive officer be held by the officer (a) until fully vested and (b) until and for so long as the officer has achieved the minimum ownership guidelines set by the Company.

The Company does not have any practices or policies regarding the ability of employees or directors to engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company's common stock (including prepaid variable forward contracts, short sales, equity swaps, puts, collars, exchange funds, or similar transactions).

Clawback Policy

The Board of Directors has approved a Clawback Policy designed to comply with Rule 10D-1 under the Exchange Act, and the listing standards of the Nasdaq Stock Market, which allows the Company to recoup from named executive officers any portion of incentive-based compensation (cash, incentive/bonus awards and all forms of equity based compensation) as the Board deems appropriate if it is determined that such officer engaged in fraud, willful misconduct, or violation of Company or Bank policy that caused or otherwise contributed to the need for a material restatement of the Company's financial results. Recommendations to recover any portion of incentive-based compensation will be presented to the Board by the Committee after review of all relevant facts and circumstances.

COMPENSATION TABLES

Summary Compensation Table

The following table reflects total compensation paid to or earned by the Company's named executive officers for the years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non- Equity Incen- tive Plan Com- pen- sation ($) (3)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($) (4)	All Other Compen- sation ($) (5)	Total ($)

Jeffrey V. Haley	2023	599,039	90,000	182,250	243,000	—	2,692,006	3,806,295
Chairman, President and Chief	2022	574,520	86,250	143,192	237,188	—	40,948	1,082,098
Executive Officer of	2021	571,161	82,500	122,027	187,500	—	39,263	1,002,451
the Company and
the Bank

Jeffrey W. Farrar	2023	381,510	32,249	84,055	128,996	—	740,428	1,367,238
Senior Executive Vice	2022	363,740	—	56,775	136,503	—	40,196	597,214
President and Chief	2021	348,855	35,000	50,003	65,627	—	35,812	535,297
Operating and Chief
Financial Officer of the
Company and the Bank

Edward C. Martin	2023	349,039	—	76,678	118,058	—	787,134	1,330,909
Senior Executive Vice	2022	329,423	—	45,455	123,750	—	27,108	525,736
President and Chief	2021	281,116	30,000	50,003	56,250	—	23,557	440,926
Administrative Officer of
the Company and the Bank

Rhonda P. Joyce (6)	2023	340,625	—	72,913	115,172	—	557,533	1,086,243
Executive Vice President	2022	325,000	—	41,675	121,875	—	28,845	517,395
and Co-Head of Banking	2021	—	—	—	—	—	—	—
- Commercial of the Bank

Alexander Jung (7)	2023	308,654	—	66,661	104,288	—	419,252	898,855
Executive Vice President	2022	300,000	—	36,002	91,950	—	24,944	452,896
and Co-Head of Banking	2021	—	—	—	—	—	—	—
- Consumer and Financial
Services of the Bank

(1)
The Human Resources and Compensation Committee assessed the performance of the eligible executive officer and the Company during the indicated year and awarded discretionary cash bonus payments commensurate with the officer's performance. For 2023, 2022, and 2021, the payments were made by contributions into an account established for the officer under the Company’s nonqualified deferred compensation plan for eligible executive officers of the Company.

(2)
Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The assumptions made in the calculation of these amounts are contained in Note 13 to the Company's audited financial statements for the year ended December 31, 2023, included herein.

(3)
Represents cash award for individual and Company performance under the incentive program based upon achievement of specific goals approved by the Board. Achievement of specific goals and amounts of cash awards are determined by the Human Resources and Compensation Committee and submitted to the Board for approval. Participants have the option of taking a larger percentage in restricted stock and less in cash.

(4)
Because the pension plan was converted to a cash balance plan and frozen effective December 31, 2009, the assumptions used to determine the present value of accumulated benefit for each participant were changed so that the present value of accumulated benefit shown as of the end of that year was equal to the opening balance under the cash balance plan. This is the same amount that would have been payable under the prior plan had the participant terminated employment and elected a lump sum payment. There were no benefit increases for any participant attributable to the cash balance plan conversion. For the years ended December 31, 2023, 2022 and 2021, the present value of the accumulated benefits under such plan increased by $11,205, decreased by $81,231 and decreased by $379, respectively, for Mr. Haley, which amounts are not reflected in the table above.

(5)	Details of other compensation for each of the executive officers appear in the All Other Compensation table shown below.
(6)	Ms. Joyce was appointed an executive officer of the Bank on October 5, 2021 and was not a named executive officer for 2021.
(7)	Mr. Jung joined the Bank as an executive officer of the Bank on November 15, 2021 and was not a named executive officer for 2021.

All Other Compensation Table
Name	Year	Company Contribution to 401(k) Plan ($)	Change In Control Payments ($) (1)	Other Benefits ($) (2)	Total ($)

Jeffrey V. Haley	2023	22,601	2,648,351	21,054	2,692,006
	2022	20,286	—	20,662	40,948
	2021	19,654	—	19,609	39,263

Jeffrey W. Farrar	2023	15,845	702,205	22,378	740,428
	2022	19,322	—	20,874	40,196
	2021	16,986	—	18,826	35,812

Edward C. Martin	2023	23,110	746,865	17,159	787,134
	2022	15,464	—	11,644	27,108
	2021	14,559	—	8,998	23,557

Rhonda P. Joyce	2023	17,028	525,468	15,037	557,533
	2022	15,298	—	13,547	28,845
	2021	—	—	—	—

Alexander Jung	2023	16,958	386,790	15,504	419,252
	2022	13,859	—	11,085	24,944
	2021	—	—	—	—

(1)
Includes the Change in Control Payments described in "Compensation Discussion and Analysis – Executive Employment Agreements and Change in Control Arrangements" beginning on page 14 as follows: Mr. Haley, $2,648,351, Mr. Farrar, $702,205, Mr. Martin, $746,865, Ms. Joyce, $525,468, and Mr. Jung, $386,790.

(2)	Other benefits include company paid insurance premiums for all named executive officers.

Grants of Plan-Based Awards in 2023

The following table provides information on the restricted stock awards granted to the named executive officers during the year ended December 31, 2023. There were no stock options granted in 2023.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			All Other Stock	Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Awards: Number of Shares of Stock (2)	of Stock and Option Awards ($) (3)
Jeffrey V. Haley	1/17/2023				6,504	237,201
	N/A	80,871	162,000	243,000	—	—
Jeffrey W. Farrar	1/17/2023				3,743	136,507
	N/A	42,920	85,840	128,996	—	—
Edward C. Martin	1/17/2023				3,394	123,779
	N/A	39,269	78,534	118,058	—	—
Rhonda P. Joyce	1/17/2023				3,342	121,883
	N/A	38,320	76,640	115,172	—	—
Alexander Jung (4)	1/17/2023				2,522	91,977
	N/A	34,724	69,447	104,288	—	—

(1)
Represents cash award amounts for individual and Company performance under the incentive program based upon achievement of specific goals approved by the Board. Achievement of specific goals and amounts of cash awards are determined by the Human Resources and Compensation Committee and submitted to the Board for approval. Participants have the option of taking a larger percentage in restricted stock and less in cash. The actual annual cash incentive awards paid to the named executive officers earned in 2023 under the incentive plan are shown in the Summary Compensation Table under the column captioned "Non-Equity Incentive Plan Compensation." Maximum represents the potential payout for performance that exceeds expectations.

(2)
Restricted stock granted under the 2018 Equity Compensation Plan. The restricted stock awards vest at 36 months after the date of grant, contingent on continuous service through the applicable vesting date. Restricted stock has no express performance criteria other than continued employment (with limited exceptions for termination of employment due to death, disability, retirement, reduction-in-force, and change in control).

(3)
Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The assumptions made in the calculation of these amounts are contained in Note 13 to the Company's audited financial statements for the year ended December 31, 2023.included herein.

(4)	Mr. Jung joined the Company in November 2021, so his awards in 2022 were pro-rated accordingly.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the outstanding stock awards as of December 31, 2023 for the named executive officers. All restricted stock awards were granted at fair market value at the grant date and vest at 36 months after the date of grant, contingent on continuous service through the applicable vesting date. There were no stock options outstanding as of December 31, 2023 for the named executive officers.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Jeffrey V. Haley	15,797	770,104	—	—
Jeffrey W. Farrar	7,283	355,046	—	—
Edward C. Martin	4,807	325,991	—	—
Rhonda P. Joyce	6,388	311,415	—	—
Alexander Jung	5,319	259,301	—	—

Option Exercises and Stock Vested

The following table reflects shares acquired upon the vesting of restricted stock awards in 2023 by the named executive officers and the value realized on vesting. None of the named executive officers holds any outstanding stock options.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jeffrey V. Haley	4,217	113,592
Jeffrey W. Farrar	570	20,127
Edward C. Martin	807	28,495
Rhonda P. Joyce	755	26,659
Alexander Jung	—	—

(1)	The value realized on vesting is based on the closing price of the Company's common stock on the date of vesting multiplied by the number of shares acquired.

Pension Benefits

The following table reflects the actuarial present value of the named executive officers' accumulated benefits under the Company's former pension plan and the number of years of service earned and credited under the plan as of December 31, 2009, which was the final year of the plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Jeffrey V. Haley	Pension	14	331,583
Jeffrey W. Farrar (1)	Pension	—	—
Edward C. Martin (1)	Pension	—	—
Rhonda P. Joyce (1)	Pension	—	—
Alexander Jung (1)	Pension	—	—

(1)
Mr. Farrar joined the Company in 2019, Mr. Martin 2016, Ms. Joyce in 2011, and Mr. Jung in 2021. The pension plan was closed to new participants before the officers became eligible for any credited service or accumulated benefit under the plan.

Nonqualified Deferred Compensation

The executive officers of the Company are entitled to participate in the American National Bank & Trust Company Deferred Compensation Plan. Pursuant to the Deferred Compensation Plan, eligible employees can defer up to 100% of base salary or annual cash bonus or both, on an annual basis. Deferral elections are made by eligible executives in December of each year for amounts to be earned in the following year. The plan is administered through the Virginia Bankers Association.

The Company has the option to make a discretionary cash bonus contribution to the account of each eligible executive officer on an annual basis. Such contribution, if any, is made after the Human Resources and Compensation Committee assesses the performance of the officer and the Company with respect to the most recently completed fiscal year. The Company made discretionary contributions to the plan account of Mr. Jeffrey Haley in 2023 related to the Company's operational performance and financial results for 2023 as outlined below.

Amounts deferred under the plan are payable beginning on the first day of the calendar quarter following a distributable event. A distributable event includes termination of employment or normal retirement. Distributions can be received either as a lump-sum payment or in monthly or annual installments over a period of not more than 20 years.

The following table provides certain information on nonqualified deferred compensation contributions by the Company and the eligible named executive officers, as well as earnings or losses on such compensation, with respect to the named executive officers for 2023.

Name	Executive Contributions in 2023 ($) (1)	Registrant Contributions in 2023 ($) (2)	Aggregate Earnings in 2023 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2023 ($)
Jeffrey V. Haley	—	176,250	78,520	—	798,643
Jeffrey W. Farrar	32,249	—	12,145	—	92,111
Edward C. Martin	—	—	1,296	—	31,512
Rhonda P. Joyce (3)	—	—	—	—	—
Alexander Jung (3)	—	—	—	—	—

(1)	Mr. Farrar made a voluntary deferral of a bonus payment in 2023.
(2)
The amounts in this column reflect the Company's contributions to the nonqualified deferred compensation plan. The compensation was earned in 2023, credited to the officer's account in December 2023, and is included in the "Bonus" column of the Summary Compensation Table on page 23.

(3)	Ms. Joyce and Mr. Jung, as executive officers of the Bank only, are not eligible to participate in the nonqualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

If a change in control of the Company had occurred on December 31, 2023, and the named executive officers were terminated on that same date, the compensation and benefits that would be payable to each of the named executive officers under the terms of their employment agreements in effect on December 31, 2023 are identified in the following table. See "Compensation Discussion and Analysis – Executive Employment Agreements and Change in Control Arrangements." The amounts reflected in the following table are estimates, as the actual amounts to be paid to or received by a named executive officer can only be determined at the time of termination or change in control.

Name	Severance ($) (1)	Accrued Bonus ($) (2)	Stock Awards ($) (3)	Total ($)
Jeffrey V. Haley	3,783,359	—	770,104	4,553,463
Jeffrey W. Farrar	1,406,779	—	355,046	1,761,825
Edward C. Martin	1,294,483	—	325,991	1,620,474
Rhonda P. Joyce	1,254,893	—	311,415	1,566,308
Alexander Jung	1,144,414	—	259,301	1,403,715

(1)
Based on "Total Annual Compensation" (see "Executive Employment Agreements and Change in Control Arrangements" for definition) multiplied by 2.99 for Mr. Jeffrey Haley and multiplied by 2 for all other NEOs. Each NEO's employment agreement includes a "best-net" provision regarding Section 280G of the Internal Revenue Code, which could result in a reduction in the amounts paid by the Company following a change in control. The amounts shown do not reflect the potential impact of those provisions.

(2)	2023 incentive compensation earned for 2023 performance was paid in 2023. (see "Performance Compensation and Bonus Program").
(3)
Market value as of December 31, 2023 of unvested restricted stock awards that would vest as a result of a termination following a change in control (see "Outstanding Equity Awards at Fiscal Year-End").

CEO Pay Ratio

As required by SEC regulations, the Company is providing the following information about the relationship of the annual total compensation of its median employee and the annual total compensation of its Chief Executive Officer.

For 2023, the median of the annual total compensation of all employees of the Company, excluding the Chief Executive Officer, was $68,173 and the annual total compensation of the Chief Executive Officer was $3,806,295 as reflected in the Summary Compensation Table. Based on this information, for 2023, the ratio of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees was 55 to 1.

To determine the median of the annual total compensation of all employees of the Company, excluding the Chief Executive Officer, the Company identified its total employee population as of December 31, 2023, which consisted of 352 employees. To identify the median employee, the Company conducted a full analysis of this employee population, without the use of statistical sampling. The median employee was determined using "total compensation" for the full year 2023. "Total compensation" consisted of gross wages which included base wages, bonus, paid time off, and overtime plus Company provided benefits. Gross wages were annualized for employees who were not employed for the full year in 2023. The Company then calculated the annual total compensation of the median employee using the same methodology used in calculating the annual total compensation of the Chief Executive Officer.

Pay versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. Compensation Actually Paid ("CAP") is calculated in accordance with SEC rules and does not reflect the actual amount of compensation earned or paid during the applicable year. For information concerning the Company's pay for performance philosophy and how the Company aligns executive compensation with the Company's performance, refer to our "Compensation Discussion and Analysis."

Pay versus Performance Table

The following table reports the (i) total compensation for the Company's principal executive officer ("PEO") and, on average, for the other NEOs for the past four fiscal years as shown in the Summary Compensation Table, (ii) the CAP for the PEO and, on average, for the other NEOs, (iii) the Company's total shareholder return ("TSR") and the TSR of the selected peer group (the S&P US SmallCap Banks Index) over a four-year period, (iv) the Company's net income, and (v) core earnings per share, defined as net income per diluted share less the impact of fair value and merger related adjustments and earnings associated with the U.S. Small Business Administration's Paycheck Protection Program ("PPP"), which represents the Company's selected measure for aligning performance and compensation.

					Value of Initial Fixed $100 Investment on: 12/31/2019
Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (2)	Total Shareholder Return (3)	Peer Group Total Shareholder Return (4)	Net Income (in millions)	Core EPS (less PPP) (5)
2023	$3,806,295	$4,056,898	$1,170,811	$1,290,778	$141.45	$107.99	$26.16	$2.70

2022	$1,082,098	$1,077,764	$523,305	$520,550	$103.51	$107.95	$34.43	$3.17

2021	$1,002,451	$1,123,925	$468,054	$513,444	$102.34	$119.79	$43.53	$3.00

2020	$754,799	$579,539	$398,606	$354,370	$68.98	$89.23	$30.05	$2.10

(1)
The Company's PEO is Mr. Jeffery V. Haley, who has served as Chief Executive Officer for all four years covered in the table. For 2020 and 2021, the Non-PEO NEOs were Mr. H. Gregg Strader, Mr. Jeffery W. Farrar, Mr. Edward C. Martin, and Mr. John H. Settle Jr. For 2022 and 2023, the Non-PEO NEOs were Ms. Joyce, Mr. Farrar, Mr. Martin, and Mr. Jung. The dollar amounts reported are total compensation in the Summary Compensation Table for the PEO and the average for Non-PEO NEOs for each reported fiscal year.

(2)
The dollar amounts reported represent CAP for the PEO and the average for Non-CEO PEOs for each reported year. The dollar amounts do not reflect actual amounts of compensation paid or earned during the covered year, but reflect the Summary Compensation Table total compensation amounts as adjusted in each covered year for (i) the year-end fair values of unvested equity awards granted in the current year, (ii) the year-over-year difference of year-end fair values for unvested awards granted in prior years, (iii) the fair values at vest date for awards granted and vested in the current year, (iv) the difference between prior year-end fair values and vest date fair values for awards granted in prior years, (v) the value of dividends or dividend equivalents no otherwise included in compensation, and (vi) the year-over-year increase in fair value of accumulated pension benefits. These calculations are shown in further detail in the tables below.

(3)
Reflects the cumulative TSR of the Company's common stock over the four-year period. The reporting is based on a theoretical $100 invested on the last day of 2019 and valued as of the last trading day of 2023, 2022, 2021, and 2020, assuming reinvestment of dividends.

(4)
Reflects the cumulative total shareholder return of the S&P SmallCap Banking Index. The S&P SmallCap Banking Index is the peer group used by the company for purposes of Item 201(e) of Regulation S-K in our Annual Report on Form 10K for the year ended December 31, 2023.

(5)	Core EPS is a measure not calculated in accordance with U.S. generally accepted accounting principles.

Calculation of Compensation Actually Paid ("CPT")

To calculate CAP for our PEO and the other NEOs in the table above according to SEC reporting rules, the following adjustments were made to Total Compensation as reported in the Summary Compensation Table for each covered year.

	2023
	CEO	Average Non-CEO NEOs
Total Compensation from Summary Compensation Table	$3,806,295	$1,170,811

Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(182,250)	$(75,077)
Year-end fair value of unvested awards granted in the current year	$317,070	$158,450
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$109,843	$37,458
Fair values at vest date for awards granted and vested in current year	$-	$-
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$(5,212)	$(863)
Dividends or dividend equivalents not otherwise included in total compensation	$11,152	$-
Total Adjustments for Equity Awards	$250,603	$119,967

Compensation Actually Paid (as calculated)	$4,056,898	$1,290,778

Performance Measures

The following table identifies the most important financial measures used by the Human Resources & Compensation Committee to link CAP for the PEO and other NEOs in 2023, calculated in accordance with SEC regulations, to Company performance. Core EPS was used in determining payouts under the Company's annual incentive program discussed in the Compensation Discussion and Analysis.

•	Core EPS – PPP (Company Selected Measure)
•	GAAP Diluted Earnings Per Share
•	Return on Tangible Common Equity

Pay versus Performance Graphs

In accordance with SEC reporting rules, we have prepared the following graphs which overlay the following performance results with CAP:

•	Company and peer group TSR versus CAP for the PEO and average for other NEOs for each covered year.
•	Company Net Income versus CAP for the PEO and average for other NEOs for each covered year.
•	Company Core EPS minus PPP versus CAP for the PEO and average for other NEOs for each covered year.

Appendix A: Calculation of Core EPS less PPP:
	2023	2022	2021	2020
Income Before Taxes	$34,373	$43,362	$55,239	$37,183
less:
Loan Accretion	1,968	1,650	5,333	3,812
CD Valuation	31	49	77	(1,637)
TPS Accretion	(102)	(96)	(96)	-
Amortization CDI	(1,069)	(1,260)	(1,464)	-
Merger expenses	(2,577)	-	-	-
PCI exp (recover)	-	88	78	(631)
	(1,749)	431	3,928	1,544
Core Earnings	36,122	42,931	51,311	35,639
Less PPP income/exp	(6)	(288)	(9,820)	(7,146)
	36,116	42,643	41,491	28,493
Tax effected NI	28,661	33,857	32,675	23,024
Avg O/S shares	10,627,709	10,672,314	10,873,817	10,982,000
Core EPS less PPP	$2.70	$3.17	$3.00	$2.10

Director Compensation

During 2023, directors of the Company received their quarterly retainer in the form of restricted stock with a market value of $10,000. These shares were paid quarterly. The attendance fee for each committee meeting was $1,000 in cash or restricted stock with a market value of $1,000, also paid quarterly. In addition, the chairs of the five standing board committees of the Company, the Chair of the Bank's Trust Committee, and the Chair of the Subcommittee on Technology and Information Security received annual retainers in 2023 of $4,000 in cash or shares of restricted stock with a market value of $4,000.

During 2012, the Board approved an unfunded, nonqualified deferred compensation plan within the meaning of Section 409A of the Internal Revenue Code. This plan granted outside directors the option to defer cash or restricted stock compensation. Amounts deferred were credited to a bookkeeping reserve account maintained by the Company. Such reserve accounts rise and fall with the value of the underlying restricted stock held and any dividends are reinvested in Company stock. Amounts credited to the participant's account will be payable in lump sum in Company stock on the first business day following the 30th day after the director's separation of service. Three of the current outside directors elected this option in prior years. Beginning in 2019, this option is no longer available for deferral of future fees.

Effective January 1, 2018, Board policy requires the directors to maintain ownership of a minimum aggregate market value of $250,000 with respect to shares received for service on the Board. Additional shares may be sold as long as the director maintains the required minimum market value amount. Dividends paid on the shares may be reinvested or not, at the option of the director. The purpose of the stock for fees payment option described above is to encourage greater equity ownership in the Company and, thereby, further align the interests of each director with the interests of the shareholders at large. The Board of Directors sets the retainer and attendance fee based upon recommendation from the Corporate Governance and Nominating Committee. In making its recommendation, the Committee reviews the director compensation of peer banks and received a comparison of peer bank compensation for directors provided by PM&P. There is no tax gross-up provided by the Company for any director compensation. Non-employee directors living outside the Danville, Virginia area are reimbursed for meeting-related travel and lodging expenses. Non-employee directors were excluded from the Company's retirement plan and, therefore, do not qualify for pension benefits. Directors who are employees of the Company do not receive any director compensation.

Mr. Majors, who retired as Chair of the Company and Bank effective with the annual meeting in May 2023, received director fees of $80,000 in 2023. Mr. Majors did not receive any employee compensation, restricted stock, or the other fees customarily paid to the directors.

The following table reflects the director compensation earned or paid during 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2) (3)	Total ($)
Nancy Howell Agee	—	73,576	73,576
Rickey J. Barker (4)	—	52,054	52,054
J. Nathan Duggins III	—	66,056	66,056
William J. Farrell II	—	70,070	70,070
Tammy Moss Finley	—	77,030	77,030
Jeffrey V. Haley (5)	—	—	—
Michael P. Haley	—	84,562	84,562
F.D. Hornaday, III	16,000	61,105	77,105
John H. Love	15,000	64,105	79,105
Charles H. Majors	80,000	—	80,000
Ronda M. Penn	—	77,070	77,070
Dan M. Pleasant	—	74,074	74,074
Joel R. Shepherd	—	77,070	77,070
Adrian T. Smith (4)	—	47,041	47,041
Total	111,000	823,813	934,813

(1)
Restricted stock was awarded with a market value of $5,000 for the quarterly retainer and $1,000 per committee meeting as previously described, issued quarterly based on the closing price of the Company's common stock on the first market day of the third month of the quarter. In addition, restricted stock was awarded with a market value of $4,000 for the annual retainer for the chairs of the Company and Bank Board committees and subcommittees, issued annually based on the closing price of the Company's common stock on the first market day of the sixth month of the year.

(2)
Restricted stock awarded in 2023, as follows: Ms. Agee, 2,109 shares; Mr. Barker, 1,504 shares; Mr. Duggins, 1,878 shares; Mr. Farrell, 2,037 shares; Ms. Finley, 2,265 shares; Mr. Michael Haley, 2,503 shares; Mr. Hornaday, 1,734 shares; Mr. Love, 1,880 shares; Ms. Penn, 2,249 shares; Mr. Pleasant, 2,194 shares; Mr. Shepherd, 2,249 shares; and Mr. Smith, 1,332 shares.

(3)
Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The assumptions made in the calculation of these amounts are contained in Note 13 to the Company's audited financial statements for the year ended December 31, 2023, included herein.

(4)	Messrs. Barker and Smith were appointed to the Board of Directors effective May 2023.
(5)	Mr. Jeffrey Haley, as an employee of the Company, does not receive any compensation for his service as a director.

Deferred Compensation for Former Chair and Chief Executive Officer

The Bank entered into a deferred compensation agreement with Charles H. Majors, the Company's former Chair and Chief Executive Officer, initially as of February 22, 1993, and most recently amended and restated as of December 31, 2008. The agreement, which was entered into in connection with Mr. Majors' employment with the Bank, requires an annual payment of $50,000 for a period of ten years to Mr. Majors or his designated beneficiary, commencing within three months of his termination of employment or death, whichever occurs first. The amount of the payment is fixed and the funds for payment are not established in an account that allows for additional contributions or earnings growth. Mr. Majors is an unsecured creditor for the payments under this agreement. Payments under this agreement are independent of, and in addition to, those under any other plan, program, or agreement between Mr. Majors and the Company or the Bank. Mr. Majors received his first payment on July 1, 2015.

Compensation Committee Interlocks and Insider Participation

No member of the Human Resources and Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below includes information on all shareholders of the Company known to management to beneficially own 5% or more of the Company's common stock.

Name and Address of	Shares of Common Stock Beneficially Owned	Investment Power (1)			Voting Power (1)			Percent of Class
Beneficial Owner	(#) (1)	Shared	Sole	None	Shared	Sole	None	(%)

BlackRock, Inc.	786,336	—	786,336	—	—	786,336	—	7.4%
55 East 52nd Street
New York, New York 10055 (2)

(1)
For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person or entity is deemed to be the beneficial owner of a security if he or it has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or it has the right to acquire beneficial ownership of the security within 60 days.

(2)
This information is based solely upon information as of December 31, 2023 contained in a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 13, 2024 relating to the beneficial ownership of the Company's common stock by BlackRock, Inc. and entities affiliated with BlackRock, Inc.

The following table sets forth, as of February 28, 2024, the beneficial ownership of the Company's common stock by all directors and all executive officers of the Company named in the Summary Compensation Table, and all current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#) (1)		Percent of Class (%)

Nancy Howell Agee	23,269	(2)	*
Rickey J. Barker	10,430		*
J. Nathan Duggins III	4,159	(2)	*
Jeffrey W. Farrar	10,538	(3)	*
William J. Farrell II	2,600		*
Tammy Moss Finley	13,362	(2)	*
Jeffrey V. Haley	85,126	(2) (3)	*
Michael P. Haley	30,451	(4)	*
F. D. Hornaday, III	40,623	(2)	*
Rhonda P. Joyce	17,179	(2) (3)	*
Alexander Jung	5,644	(3)	*
John H. Love	33,727		*
Edward C. Martin	11,569	(2) (3)	*
Ronda M. Penn	16,226		*
Dan M. Pleasant	37,586	(2) (4)	*
Joel R. Shepherd	80,157	(2) (4)	*
Adrian T. Smith	1,659		*
All directors and executive officers as a group (17)	424,305	(5)	3.99%

*	Represents less than 1% ownership.
(1)
For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.

(2)
Includes shares held by affiliated companies, close relatives, minor children, and shares held jointly with spouses or as custodians or trustees, as follows: Ms. Agee, 3,452 shares; Mr. Duggins, 1,150 shares; Ms. Finley, 1,074 shares; Mr. Jeffrey Haley, 28,173 shares; Mr. Hornaday, 2,072 shares; Ms. Joyce, 406 shares; Mr. Martin, 1,148 shares; Mr. Pleasant, 1,685 shares; and Mr. Shepherd, 39,364 shares.

(3)
Includes shares of restricted stock awarded, as follows: Mr. Farrar, 7,283 shares; Mr. Jeffrey Haley, 15,797 shares; Ms. Joyce, 6,388 shares; Mr. Jung, 5,319 shares; Mr. Martin, 4,807 shares; and all executive officers as a group, 39,594 shares. The shares are subject to a vesting schedule, forfeiture risk and other restrictions.

(4)	Includes stock awards held under a nonqualified deferred compensation plan for directors, as follows: Mr. Michael Haley, 10,043 shares; Mr. Pleasant, 9,089 shares; and Mr. Shepherd, 3,335 shares.
(5)	None of the individuals named in the table have pledged their shares as collateral.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

The Company's Board of Directors has determined that, except for Mr. Jeffrey Haley, each director is independent within the director independence standards of the Nasdaq as currently in effect, and within the Company's director independence standards, as established and monitored by the Company's Corporate Governance and Nominating Committee.

Michael P. Haley is not related to Jeffrey V. Haley, President and Chief Executive Officer of the Company and the Bank. In order to avoid any confusion, Michael P. Haley will be referred to as Michael Haley and Jeffrey V. Haley will be referred to as Jeffrey Haley herein.

Related Party Transactions

In the ordinary course of its business, the Bank makes loans to, accepts deposits from, and provides other banking services to, certain directors and executive officers of the Company, their associates, and members of their immediate families. Loans are made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans with persons not affiliated with the Bank, and do not involve more than the normal risk of collectability or present other unfavorable features. Such loans are processed through the Bank's normal credit approval procedures, but ultimate approval authority rests with the Board of Directors of the Bank. Rates paid on deposits and fees charged for other banking services and other terms of these transactions, are also the same as those prevailing at the time for comparable transactions with persons not affiliated with the Bank. The Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with the directors, officers, principal shareholders, their associates, and members of their immediate families.

From time to time the Company may also enter into other types of business transactions or arrangements for services with the Company's directors, officers, principal shareholders or their associates. These types of transactions or services might include, among others, purchases of equipment or provision of legal services. The Company will only enter into such arrangements if it is determined that the prices or rates offered are comparable to those available to the Company from unaffiliated third parties. Management approves such transactions on a case-by-case basis. The Company does not have written policies or procedures with respect to such approvals. As of December 31, 2023, the Company has no such reportable transactions.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audits, audit-related, and tax services on an annual basis, and, in addition, authorizes individual engagements that exceed pre-established thresholds. Any additional engagement that falls below the pre-established thresholds must be reported by management at the Audit Committee meeting immediately following the initiation of such an engagement.

The Audit Committee of the Board of Directors of the Company annually considers the selection of the Company's independent public accountants. On March 13, 2023, the Audit Committee appointed Yount, Hyde and Barbour, P.C. to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2023. Yount, Hyde and Barbour, P.C. has served as the Company's independent public accountants since May 2002.

Fees to Independent Registered Public Accounting Firm for Fiscal Years 2023 and 2022

Yount, Hyde and Barbour, P.C. audited the consolidated financial statements included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022; reviewed the Company's quarterly reports on Form 10-Q during the years ended December 31, 2023 and 2022; and audited management's assessment of internal control over financial reporting as of December 31, 2023 and 2022. The following table presents aggregate fees paid or to be paid by the Company and the Bank for professional services rendered by Yount, Hyde and Barbour, P.C. for the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$263,325	$218,400
Audit-related Fees	7,950	7,550
Tax Fees	16,750	17,170
Total	$288,025	$243,320

Audit-related fees are for pre-approved consultation concerning financial accounting and report and performing a Housing and Urban Development (HUD) audit. Tax fees are for the preparation of the annual consolidated federal and state income tax returns.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX
Exhibit No.	Description	Location

31.3	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.4	Section 302 Certification of Jeffrey W. Farrar, Executive Vice President, Chief Operating Officer and Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024		AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer